Form 10-Q
period 2004-03-31
HUNTSMAN LLC
filed 2004-05-17
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-112279

HUNTSMAN LLC
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0533091 (I.R.S. Employer Identification No.)

500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On May 17, 2004, 10,000,000 units of membership interest of the registrant were outstanding. There is no established trading market for registrant's units of membership interest. All of registrant's units of membership interest are held by an affiliate.

HUNTSMAN LLC

FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$104.8	$117.3
Restricted cash	8.7	10.5
Accounts and notes receivables (net of allowance for doubtful accounts of $22.0 and $19.7, respectively)	1,081.1	925.1
Inventories	820.5	892.9
Prepaid expenses	35.6	40.3
Deferred income taxes	3.0	3.0
Other current assets	77.7	87.0

Total current assets	2,131.4	2,076.1
Property, plant and equipment, net	4,526.7	4,572.1
Investment in unconsolidated affiliates	168.5	158.0
Intangible assets, net	272.5	281.9
Goodwill	3.3	3.3
Deferred income taxes	12.0	12.0
Other noncurrent assets	609.6	611.5

Total assets	$7,724.0	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including overdraft of $12.4 and $7.5, respectively	$784.2	$752.1
Accrued liabilities	495.9	585.7
Deferred income taxes	14.5	14.5
Current portion of long-term debt	96.2	134.0

Total current liabilities	1,390.8	1,486.3
Long-term debt	5,219.3	5,059.8
Long-term debt—affiliates	408.9	393.8
Deferred income taxes	236.7	234.8
Other noncurrent liabilities	461.1	456.2

Total liabilities	7,716.8	7,630.9

Minority interests	111.3	134.5

Commitments and contingencies (Note 15)
Member's equity (deficit):
Member's equity, 10,000,000 units	1,095.2	1,095.2
Accumulated deficit	(1,237.5)	(1,182.5)
Accumulated other comprehensive income	38.2	36.8

Total member's equity (deficit)	(104.1)	(50.5)

Total liabilities and member's equity (deficit)	$7,724.0	$7,714.9

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED) (Dollars in Millions)

	Three months ended March 31,
	2004	2003
Revenues:
Trade sales	$2,347.6	$780.1
Related party sales	7.0	51.8

Total revenues	2,354.6	831.9
Cost of goods sold	2,141.1	791.2

Gross profit	213.5	40.7
Expenses:
Selling, general and administrative	124.7	38.7
Research and development	17.8	5.7
Other operating income	(6.6)	(4.0)
Restructuring and plant closing costs	8.7	—

Total expenses	144.6	40.4

Operating income	68.9	0.3
Interest expense, net	(144.2)	(34.5)
Loss on accounts receivable securitization program	(3.5)	—
Equity in income (losses) of investment in unconsolidated affiliates	0.7	(34.0)
Other expense	(1.8)	(0.5)

Loss before income tax benefit and minority interests	(79.9)	(68.7)
Income tax expense	(1.2)	—

Loss before minority interest	(81.1)	(68.7)
Minority interest in subsidiaries' loss	26.1	—

Net loss	(55.0)	(68.7)
Other comprehensive income	1.4	7.4

Comprehensive loss	$(53.6)	$(61.3)

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) (UNAUDITED)

(Dollars and Units in Millions)

	Member's equity		Retained earnings/ (Accumulated deficit)
				Accumulated other comprehensive income (loss)
	Units	Amount			Total
Balance, December 31, 2003	10.0	1,095.2	(1,182.5)	36.8	(50.5)
Net loss	—	—	(55.0)	—	(55.0)
Other comprehensive income	—	—	—	1.4	1.4

Balance, March 31, 2004	10.0	$1,095.2	$(1,237.5)	$38.2	$(104.1)

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(55.0)	$(68.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of investment in unconsolidated affiliates	(0.7)	34.0
Depreciation and amortization	110.1	32.1
Provision for losses on accounts receivable	(1.6)	(0.3)
Loss (gain) on disposal of plant and equipment	0.2	—
Noncash interest expense	34.3	1.5
Noncash interest on affiliate debt	0.3	—
Deferred income taxes	2.1	—
Unrealized gain on foreign currency transactions	(6.4)	—
Minority interests in subsidiaries	(26.1)	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(167.6)	(63.5)
Change in receivables sold, net of cash received	8.8	—
Inventories	73.4	(14.2)
Prepaid expenses	5.2	12.5
Other current assets	(14.6)	(0.6)
Other noncurrent assets	(9.1)	(0.1)
Accounts payable	31.2	48.5
Accrued liabilities	(63.0)	(40.1)
Other noncurrent liabilities	4.7	(0.9)

Net cash provided by (used in) operating activities	(73.8)	(59.8)

Investing Activities:
Capital expenditures	(54.1)	(12.7)
Investment in unconsolidated affiliate	(11.9)	—
Advances to unconsolidated affiliates	1.2	—

Net cash used in investing activities	(64.8)	(12.7)

Financing Activities:
Net borrowings under revolving loan facilities	160.8	72.9
Net borrowings on overdraft	4.9	—
Repayment of long-term debt	(38.6)	(0.8)

Net cash provided by (used in) financing activities	127.1	72.1

Effect of exchange rate changes on cash	(2.8)	3.1

Increase (decrease) in cash and cash equivalents	(14.3)	2.7
Cash and cash equivalents at beginning of period	127.8	31.4

Cash and cash equivalents at end of period	$113.5	$34.1

Supplemental cash flow information:
Cash paid for interest	130.3	32.4
Cash paid for income taxes	3.3	—

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman LLC (the "Company," including its subsidiaries, unless the context otherwise requires) is a leading manufacturer and marketer of a wide range of chemical products that are sold to diversified consumer and industrial end markets. The Company has 47 primary manufacturing facilities located in North America, Europe, Asia, Australia, South America and Africa and sells its products globally through its five principal business segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals.

  Company

        The Company is a Utah limited liability company and all of its units of interest are owned by HMP Equity Holdings Corporation ("HMP"). HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation ("HGI"), subject to warrants that, if exercised, would entitle the holders to up to 12% of the common stock of HMP. HGI is owned 100% by Huntsman Holdings, LLC, a Delaware limited liability company ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned 50.2% by the Huntsman family, 47.8% by MatlinPatterson Global Opportunities Partners, L.P. ("MatlinPatterson"), 1.8% by Consolidated Press Holdings Limited and its subsidiaries ("Consolidated Press") and 0.2% by senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned 93.7%, indirectly, by MatlinPatterson, 3.6% by Consolidated Press, 1.8% by the Huntsman Cancer Foundation, 0.6% by senior management and 0.3% by the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson and Consolidated Press that track the performance of an affiliate, Huntsman Advanced Materials LLC ("AdMat"). AdMat's results of operations are not included in these consolidated financial statements. The Huntsman family has board and operational control of the Company.

        Prior to its conversion into a Utah limited liability company on September 9, 2002, the Company, then named Huntsman Corporation, was a Utah corporation. As part of the conversion to a limited liability company, the holders of shares of preferred and common stock exchanged their shares in the Company for units of membership interest. Because these exchange transactions were between related entities, the exchange was recorded at the historical carrying value of the stock and no gain or loss was recognized.

        Prior to September 30, 2002, the Company was owned by members of the Huntsman family and by certain affiliated entities. On September 30, 2002, the Company and its subsidiary, Huntsman Polymers Corporation ("Huntsman Polymers"), completed debt for equity exchanges (the "Restructuring"). Pursuant to the Restructuring, the Huntsman family contributed all of their equity interests in the Company and its subsidiaries, including minority interests acquired from Consolidated Press and the interests described in the second following paragraph, to Huntsman Holdings in exchange for equity interests in Huntsman Holdings. MatlinPatterson and Consolidated Press exchanged approximately $679 million in principal amount of the Company's outstanding subordinated notes and Huntsman Polymers' 11 3/4% senior unsecured notes (the "Huntsman Polymers Notes") they held into equity interests in Huntsman Holdings. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest exchanged for equity, after considering debt issuance costs, was $753 million. Huntsman Holdings now indirectly owns all the equity of the Company.

        In connection with the Restructuring, the effective cancellation of debt was recorded as a capital contribution by the Company because MatlinPatterson and Consolidated Press received equity of Huntsman Holdings, the Company's indirect parent, in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the Restructuring.

        As discussed above, on September 30, 2002, the Company effectively acquired the following interests from Huntsman Holdings:

  •
  The remaining 20% interest in JK Holdings Corporation ("JK Holdings") and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries;

  •
  The remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as an investment in unconsolidated affiliates using equity method of accounting; and

  •
  The remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC").

The Company accounted for the acquisition of the minority interests from Huntsman Holdings as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        The Company owns 60% of the membership interests of Huntsman International Holdings LLC ("HIH"), and, prior to May 9, 2003, HMP owned approximately 1% of the membership interests of HIH. On May 9, 2003, HMP completed the acquisition of the 30% of the HIH membership interests held by Imperial Chemical Industries PLC ("ICI") and the remaining approximately 9% of the HIH membership interests held by certain institutional investors (the "HIH Consolidation Transaction"). HIH is a global manufacturer and marketer of polyurethanes, amines, surfactants, titanium dioxide ("TiO2") and basic petrochemicals. HIH and its subsidiaries are non-guarantor, unrestricted subsidiaries of the Company pursuant to the Company's various debt agreements. HIH and its subsidiaries, including Huntsman International LLC ("HI"), are separately financed from the Company, their debt is non-recourse to the Company, and the Company is not obligated to make cash contributions to, or investments in, HIH and its subsidiaries.

        Prior to May 1, 2003, the Company accounted for its investment in HIH using the equity method of accounting due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of HMP's 100% direct and indirect ownership of HIH and the resulting termination of ICI's management participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, the Company no longer accounts for HIH using the equity method of accounting, but effective May 1, 2003 HIH's results of operations are consolidated with the Company's results of operations, with HMP's 40% interest in HIH recorded as a minority interest. Consequently, results of HIH through April 30, 2003 are recorded using the equity method of accounting, and results of HIH beginning May 1, 2003 are recorded on a consolidated basis. As a result, the summary historical financial data for periods ending prior to May 1, 2003 are not comparable to financial periods ending on or after May 1, 2003.

        The following table is a summary of the net assets of HIH as of May 1, 2003 (dollars in millions):

Current assets	$1,364.5
Property, plant and equipment, net	3,082.2
Other noncurrent assets	740.4

Total assets	$5,187.1

Current liabilities	$885.0
Long term debt (including current portion)	3,638.1
Other noncurrent liabilities	366.1

Total liabilities	$4,889.2

  Interim Financial Statements

        The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's special financial report on Form 10-K for the year ended December 31, 2003.

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. The Company is required to adopt this standard on January 1, 2005 and is currently evaluating its impact but does not expect the impact to be significant.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Raw materials and supplies	$214.5	$257.2
Work in progress	36.7	32.7
Finished goods	596.3	619.8

Total	847.5	909.7
LIFO reserves	(26.5)	(15.5)
Lower of cost or market reserves	(0.5)	(1.3)

Net	$820.5	$892.9

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $15.0 million payable and $8.2 million payable (59,446,376 and 26,910,072 pounds) at March 31, 2004 and December 31, 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment consist of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Land	$101.2	$100.7
Buildings	382.9	383.4
Plant and equipment	6,059.0	6,004.2
Construction in progress	240.0	249.0

Total	6,783.1	6,737.3
Less accumulated depreciation	(2,256.4)	(2,165.2)

Net	$4,526.7	$4,572.1

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, consist of the following (dollars in millions):

Equity Method:	March 31, 2004	December 31, 2003
Polystyrene Australia Pty Ltd.	$3.9	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	13.3	13.2
Louisiana Pigment Company, L.P. (50%)	128.6	130.4
Rubicon, LLC (50%)	1.1	1.0
BASF Huntsman Shanghai Isocyanate Inventment BV (50%)(1)	17.9	6.1
Others	1.2	1.2

Total	$166.0	$155.5

Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	$2.5	$2.5

(1)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets consist of the following (dollars in millions):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$409.6	$155.3	$254.3	$405.0	$143.7	$261.3
Licenses and other agreements	18.3	10.0	8.3	18.3	9.5	8.8
Non-compete agreements	49.6	40.4	9.2	49.6	38.5	11.1
Other intangibles	2.4	1.7	0.7	2.4	1.7	0.7

Total	$479.9	$207.4	$272.5	$475.3	$193.4	$281.9

        Amortization expense for intangible assets for the three month period ended March 31, 2004 and 2003 is $10.1 million and $1.0 million, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year Ended December 31:
2004	$38.0
2005	37.5
2006	29.3
2007	29.3
2008	29.3

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Prepaid pension assets	$256.1	$254.4
Debt issuance costs	79.0	83.5
Capitalized turnaround expense	92.7	83.9
Receivables from affiliates	28.9	25.2
Spare parts inventory	96.5	100.5
Other noncurrent assets	56.4	64.0

Total	$609.6	$611.5

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Payroll, severance and related costs	$110.3	$124.1
Interest	74.7	103.9
Volume and rebates accruals	67.2	89.5
Income taxes	23.5	51.7
Taxes (property and VAT)	49.1	61.8
Pension liabilities	23.6	21.3
Restructuring and plant closing costs	21.4	22.6
Environmental accruals	8.4	8.6
Interest and commodity hedging accruals	6.3	11.3
Other miscellaneous accruals	111.4	90.9

Total	$495.9	$585.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Pension liabilities	$260.6	$246.5
Other postretirement benefits	79.6	78.8
Environmental accruals	25.6	26.3
Restructuring on plant closing costs	2.4	2.7
Fair value of interest derivative	31.9	9.5
Other noncurrent liabilities	61.0	92.4

Total	$461.1	$456.2

10.   Restructuring and Plant Closing Charges

        As of March 31, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $23.8 million and $25.3 million, respectively. During the three months ended March 31, 2004, the Company, on a consolidated basis, recorded additional reserves of $8.7 million, including reserves for workforce reductions. During the 2004 period, the Company made cash payments against these reserves of $10.2 million..

        As of March 31, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommisioning	Non-cancelable lease costs	Total
Accrued liabilities as of December 31, 2003	$22.5	$2.6	$0.2	$25.3
Charges	8.7	—	—	8.7
Payments	(9.8)	(0.2)	(0.2)	(10.2)

Accrued liabilities as of March 31, 2004	$22.5	$2.4	$—	$23.8

        Detail of these reserves by segment are as follows (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$25.3
Charges	4.8	—	3.9	—	8.7
Payments	(6.5)	(0.1)	(3.2)	(0.4)	(10.2)

Accrued liability as of March 31, 2004	$14.1	$2.3	$5.0	$2.4	$23.8

        As of March 31, 2004 and December 31, 2003, the Polyurethanes segment reserve consisted of $9.7 million and $8.2 million, respectively, related to restructuring activities at the Rozenberg, Netherlands site announced in 2003, $2.2 million and $5.2 million, respectively, related to the workforce reductions throughout the Polyurethanes segment announced in 2003, and $1.9 million and $2.4 million, respectively, related to the closure of the Shepton Mallet, U.K. site announced in 2002. During the three months ended March 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $4.8 million and made cash payments of $6.5 million related to these restructuring activities. Additional charges of approximately $7.7 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 36 employees.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the three months ended March 31, 2004, the Performance Products segment made cash payments of $0.1 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Company's Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the three months ended March 31, 2004, the Polymers segment made cash payments of $0.4 million related to these restructuring activities.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million related to its global workforce reductions. During the three months ended March 31, 2004, the Pigments segment recorded additional restructuring charges of $3.9 million and made cash payments of $3.2 million related to these restructuring activities. Additional charges of approximately $13 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 150 employees.

        The Company continuously evaluates the effectiveness of all of its manufacturing facilities in serving its markets. The Company has been engaged in a detailed review of its Pigments business to improve its competitive position and financial performance. In connection with this review, the Company announced in April 2004 that it will idle approximately 55,000 tonnes, or about 10% of its total TiO2 production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Huntsman LLC Debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$606.3	$606.3
Term Loan B	459.0	459.0
Revolving facility	85.0	12.2
Other debt:
Huntsman LLC senior secured notes	450.8	450.5
Huntsman Polymers senior unsecured notes	—	36.8
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	100.0	99.7
Huntsman Australia Holdings Corporation (HAHC) credit facilities	44.8	44.5
Huntsman Chemical Company Australia (HCCA) credit facilities	48.2	48.7
Subordinated note and accrued interest—affiliate	36.8	35.5
Term note payable to a bank	9.5	9.5
Other	4.4	5.6

Total Huntsman LLC Debt, excluding HIH and HI	1,904.1	1,867.6
HI:
Senior secured credit facilities:
Term B loan	620.1	620.1
Term C loan	620.1	620.1
Revolving facility	110.0	22.0
Other debt:
Senior unsecured notes	456.8	457.1
Senior subordinated notes	1,154.4	1,169.8
Other debt	37.6	38.0

Total HI debt	2,999.0	2,927.1
HIH:
Senior discount notes	449.2	434.6
Senior subordinated discount notes—affiliate	372.1	358.3

Total HIH debt	821.3	792.9
Total HIH consolidated debt	3,820.3	3,720.0

Total debt	$5,724.4	$5,587.6

Current portion	$96.2	$134.0
Long-term portion	5,219.3	5,059.8

Total long-term debt—excluding affiliate	5,315.5	5,193.8
Long-term debt—affiliate	408.9	393.8

Total debt	$5,724.4	$5,587.6

Huntsman LLC Debt (Excluding HIH and HI)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        The Company's senior secured credit facilities (the "HLLC Credit Facilities") consist of a $275 million revolving credit facility maturing in 2006 (the "HLLC Revolving Facility") and two term loan facilities maturing in 2007, initially in the amount of $938 million ("Term Loan A") and $450 million ("Term Loan B" and, collectively with Term Loan A, the "HLLC Term Facilities"). On May 31, 2003, the principal amount of Term Loan B was increased to $459 million; the additional $9 million was a supplemental fee imposed because $350 million of Term Loan B was not repaid on May 31, 2003. Upon application of certain proceeds from the September 2003 Offering (defined below) and the December 2003 Offering (defined below), the outstanding balance of Term Loan A is $606.3 million. The HLLC Revolving Facility is secured by a first lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries, which does not include HIH or HI. The HLLC Term Facilities are secured by a second lien on substantially the same assets that secure the HLLC Revolving Facility. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by the Company's domestic restricted subsidiaries (collectively, the "Guarantors"). Neither HIH nor HI are Guarantors. As of March 31, 2004 and December 31, 2003, the weighted average interest rates on the HLLC Credit Facilities were 7.2% and 7.3%, respectively, excluding the impact of interest rate hedges.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on the Company's most recent ratio of total debt to "EBITDA," as defined in the credit agreement, or (ii) a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA.

        As of March 31, 2004, borrowings under the HLLC Term Facilities bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 4.75% and 8.25% for Term Loan A and Term Loan B, respectively, or (ii) a prime-based rate plus an applicable margin of 3.75% and 7.25% for Term Loan A and Term Loan B, respectively. This agreement also provides for quarterly escalating interest rates on Term Loan B of up to maximum LIBOR and prime based margins of 9.75% and 8.75%, respectively by July 2004.

        The HLLC Credit Facilities contain financial covenants including a minimum interest coverage ratio, a minimum fixed charge ratio and maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of these types, including limitations on liens, debt and the sale of assets. Management believes that the Company is in compliance with the covenants of the HLLC Credit Facilities as of March 31, 2003.

        On September 30, 2003, the Company sold $380 million aggregate principal amount of 11 5/8% senior secured notes due 2010 at a discount to yield 11 7/8% in a private offering (the "September 2003 Offering"). The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on Term Loan A. On December 3, 2003 the Company sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "2003 Secured Notes") at a discount to yield 11.72% (the "December 2003 Offering"). The proceeds of this offering were used to repay $35.2 million on Term Loan A. The combined total repayment on Term Loan A included a prepayment of $165.2 million of scheduled amortization payments in the direct order of maturity such that the next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006. The remaining proceeds of the December 2003 Offering were temporarily applied to reduce outstanding borrowings under the HLLC Revolving Facility, and the Company, on January 28,

2004, used $37.5 million of the net cash proceeds to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount.

        On May 6, 2004, the Company amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit the Company, after certain levels of repayment of Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of its Australian subsidiaries.

  Senior Secured Notes (2003 Secured Notes)

        The 2003 Secured Notes bear interest at a rate of 11 5/8% per annum and interest is payable semi-annually on April 15 and October 15. The 2003 Secured Notes mature on October 15, 2010 and are secured by a second lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries (which do not include HIH or HI). The 2003 Secured Notes are effectively subordinated to all the Company's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facilities. The 2003 Secured Notes are also guaranteed by the Guarantors. In accordance with the Company's contractual obligation to register the 2003 Secured Notes, the Company's registration statement on Form S-4/A filed with the U.S. Securities and Exchange Commission became effective on February 13, 2004 and the exchange offer of unregistered 2003 Secured Notes for registered 2003 Secured Notes was completed on March 29, 2004.

        The 2003 Secured Notes are redeemable

  •
  after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009, and

  •
  prior to October 15, 2007 at a redemption price equal to the greater of (1) 105.813% of the principal amount thereof plus all required interest payments due on such notes through October 15, 2007, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof.

        The indenture governing the 2003 Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the 2003 Secured Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the 2003 Secured Notes as of March 31, 2004.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        The Company's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of March 31, 2004 are unsecured subordinated obligations of the Company and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of the Company and effectively junior to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of the Company after July 2002 at a price declining from 104.75% to 100% of par value as of July 1,

2005. The weighted average interest rate on the floating rate notes was 4.5% and 4.4% as of March 31, 2004 and December 31, 2003, respectively.

        The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed rate coupon of 11 3/4%, and an outstanding balance of $36.8 million as of December 31, 2003. On January 28, 2004, the Huntsman Polymers Notes were redeemed in full.

        Prior to the Restructuring completed September 30, 2002, the indentures governing the HLLC Notes and Huntsman Polymers Notes contained certain restrictive covenants. Concurrently with the closing of the Restructuring, previously executed amendments to the indentures became effective and virtually all the restrictive covenants contained in the indentures were eliminated.

  Other Debt

        Huntsman Specialty's subordinated note in the aggregate principal amount of $75.0 million accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of March 31, 2004 and December 31, 2003, the unamortized discount on the note is $6.6 million and $6.9 million, respectively.

        Certain of the Company's Australian subsidiaries maintain credit facilities that are non-recourse to the Company. The Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt.

        Huntsman Chemical Company Australia Pty. ("HCCA"), a subsidiary that holds the Company's Australian styrenics assets, maintains a facility consisting of a term facility and a working capital facility (collectively, the "HCCA Facilities"). The term facility (A$54 million, or $40.7 million as of March 31, 2004) has semiannual scheduled amortization payments with a balloon payment due at maturity in July 2005. The working capital facility (A$10 million, or $7.5 million as of March 31, 2004) is fully drawn and renews annually. Borrowings under the HCCA Facilities bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of March 31, 2004, the weighted average interest rate for the HCCA Facilities was 6.8%. The HCCA Facilities are secured by effectively all the assets of HCCA, including a floating lien on inventory and receivables. As of March 31, 2004, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.8 million as of March 31, 2004) each due in July 2003 and January 2004 under its term facility. An A$1 million payment was made by HCCA on the term facility in the three months ended March 31, 2004. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments or to meet its next scheduled amortization payment of A$5 million due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities. The Company has reached an agreement in principle with the lender under the HCCA Facilities that will provide for a period of time during which HCCA and the lender will evaluate various alternatives for restructuring the HCCA Facilities.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold the Company's Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of March 31, 2004, borrowings under the HAHC Facilities total A$59.5 million, or $44.8 million, and bear interest at a base rate plus a spread of 2%. As of March 31, 2004, the weighted average interest rate for the HAHC Facilities was

7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are collateralized by effectively all of the assets of the HAHC subsidiaries in addition to a U.S. stock pledge of the shares of one of its U.S. subsidiaries. The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of March 31, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities but was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. Management believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

        On July 2, 2001, the Company entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of the tenth anniversary of the issuance date or the date of the repayment in full in cash of all indebtedness of the Company under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of March 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $11.8 million and $10.5 million, respectively.

HI Debt

        The HIH and HI debt transactions and balances prior to the HIH Consolidation Transaction, effective May 1, 2003, are not included in the accompanying financial statements.

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of March 31, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility that matures on June 30, 2007, and a term C loan facility that matures on June 30, 2008. HI has commenced discussions with financial institutions for the renewal or replacement of the HI Revolving Facility and expect to address the pending maturity within the next three months. On October 22, 2003, HI issued $205 million of additional term B and term C loans, the net proceeds of which were applied to pay down the HI Revolving Facility by approximately $53 million, and the remainder of the net proceeds, net of fees, were applied to repay, in full, the term A loan which had an initial maturity of June 2005. Principal payments on the term B and term C loans begin in 2005.

        Interest rates for the HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of March 31, 2004 and December 31, 2003, the average interest rates on the HI Credit Facilities were 5.2% and 5.6%, respectively, excluding the impact of interest rate hedges.

        HI's obligations under the HI Credit Facilities are supported by guarantees of HIH and HI's domestic and certain foreign subsidiaries (collectively, the "HI Guarantors"), as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that, as of March 31, 2004, HI is in compliance with the covenants of the HI Credit Facilities.

  Senior Unsecured Notes and Senior Subordinated Notes

        In March 2002, HI issued $300 million 9 7/8% Senior Notes (collectively with the HI 2003 Senior Notes (defined below), the "HI Senior Notes"). Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable, in whole or in part, at any time by HI on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the HI Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008. On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "HI 2003 Senior Notes"). The HI 2003 Senior Notes were priced at 105.25%.

        HI also has outstanding $600 million and €450 million ($554.4 million as of March 31, 2004) 10 1/8% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Subordinated Notes are redeemable, in whole or in part, at any time by HI prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the HI Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of March 31, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "European Overdraft Facility"). As of March 31, 2004, HI had approximately $12.4 million outstanding under the European Overdraft Facility included within accounts payable. The European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with HI's China MDI project. In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. HI owns 70% (a consolidating interest) of one of the joint ventures, Huntsman Polyurethanes Shanghai Ltd. ("HPS"), with Shanghai Chlor-Alkali Chemical Company, Ltd. On September 19, 2003, HPS obtained secured financing for the construction of the production facilities. HPS obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding VAT payments in the amount of approximately $0.6 million. As of March 31, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million U.S. dollar equivalents) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2004 the interest rate for U.S. dollar borrowings was 1.7% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to our Company, but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by HPS under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings'

guarantees remain in effect until HPS has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

HIH Debt

  Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH is in compliance with the covenants of the HIH Discount Notes as of March 31, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. The modification of the terms resulted in a significant decrease in the present value of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001.

        As of March 31, 2004 and December 31, 2003, the HIH Senior Discount Notes included $206.4 million and $191.9 million of accrued interest, respectively. As of March 31, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $119.9 million and $112.3 million of accrued interest, respectively, and $13.0 million and $19.2 million of discount, respectively.

        In connection with the Restructuring, on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of March 31, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

12.   Derivatives and Hedging Activities

  Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the HLLC Credit Facilities and the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The HI Credit Facilities require that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provide a similar effect. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of March 31, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	March 31, 2004	December 31, 2003
Interest rate swaps
Notional amount	$445.6	$447.5
Fair value	(12.5)	(14.4)
Weighted average pay rate	5.49%	5.49%
Maturing	2004-2007	2004-2007
Interest rate collars
Notional amount	$150.0	$150.0
Fair value	(3.0)	(4.8)
Weighted average cap rate	7.00%	7.00%
Weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

        Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The Company purchases interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate. The floor agreements require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of March 31, 2004 and December 31, 2003 was a loss of approximately $10.0 million and $13.0 million, respectively, which is recorded in other accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of March 31, 2004, losses of approximately $7.4 million are expected to be reclassified into earnings over the remainder of 2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A net loss of $0.4 million and income of $2.2 million was recorded in interest expense in the three months ended March 31, 2004 and 2003, respectively.

        As of March 31, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $5.5 million and $6.2 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in income of $0.2 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, has been recognized in interest expense.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

  Commodity Price Hedging

        As of March 31, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of March 31, 2004 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.4 million in accrued liabilities and a credit of $0.3 million in inventory. As of December 31, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $1.4 million and $0.2 million in other current assets and accrued liabilities, respectively, as of March 31, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the three months ended March 31, 2004, the Company recorded an increase of $2.6 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133. During the three months ended March 31, 2003, the Company recorded a reduction of $0.9 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

  Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $15.2 million and a loss of $18.4 million in other comprehensive income (loss) (foreign currency translation adjustments) for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, there was a cumulative net loss of approximately $111.1 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At March 31, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $115 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $148.7 and $154.4 million as of March 31, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $1,095.6 million and $1,002.0 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $1,086.8 million and $892.0 million, respectively.

Servicing fees received during the three months ended March 31, 2004 and 2003 were approximately $1.2 million and $1.2 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $7.6 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.9 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on HI's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at March 31, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2004 and December 31, 2003 were $9.8 million and $15.6 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) consist of the following (dollars in millions):

	Accumulated income (loss)		Income (loss)
	March 31, 2004	December 31, 2003	March 31, 2004	March 31, 2003
Foreign currency translation adjustments	$167.6	$171.6	$(4.0)	$2.5
Unrealized loss on nonqualified plan investments	0.6	0.6	—	—
Unrealized loss on derivative instruments	(12.2)	(15.7)	3.5	1.7
Minimum pension liability, net of tax	(92.5)	(95.2)	2.7	—
Minimum pension liability unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized loss on securities	0.1	0.2	(0.1)	—
Other comprehensive income (loss) of minority interest	(29.0)	(28.3)	(0.7)	0.1
Other comprehensive income (loss) of unconsolidated affiliates	9.2	— 9.2	—	3.1

Total	$38.2	$36.8	$1.4	$7.4

15.   Environmental Matters

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $69.1 million, including approximately $38.5 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $34.0 million has been accrued related to environmental related liabilities as of March 31, 2004, including approximately $16.5 million related to HIH. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

  Potential Liabilities

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is aware of the following matters and believes (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on its results of operations or financial position:

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent the Company an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. The Company responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against the Company is unknown at this time.

        On June 27, 2003, the Company received a Notice of Enforcement from the Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) with respect to its aromatics and olefins plant in Port Arthur, Texas for alleged violations identified by the agency during an April 2003 air quality inspection. No penalty demand has yet been made by the TCEQ, although a penalty is possible.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including the Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for heath impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes that it did not own the tanks from which the acid leaked; however, the Company did own the acid in the tanks. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which the Company is complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution is being initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that if it is ultimately found to be legally responsible for the spill, the probable penalties or the cost of any additional corrective action would not be material to its business, financial position, results of operations or cash flows.

        By letter dated February 27, 2004, the U.S. Forest Service provided notice to the Company that it is considered to be a potentially responsible party ("PRP") under the federal Superfund law for the release of hazardous substances at the North Maybe Mine, located about 13 miles northeast of Soda Springs, Idaho. The mining site includes an inactive open pit phosphorus mine, associated overburden piles and affected downstream lands. The Company has been identified as a PRP because Huntsman Polymers is viewed by the Forest Service as the successor to El Paso Products Company, which is alleged to have leased the site from 1964-1972 and mined the site from 1965-1967. In its letter, the Forest Service requests that the Company "participate in the development and funding of a Site Investigation (SI) and Engineering Evaluation/Cost Analysis (EE/CA) under an Administrative Order of Consent (AOC)." The Company has communicated with the U.S. Forest Service, it is in the process of investigating the matter and it is continuing to evaluate its options.

        By letter of March 8, 2004, Kraft Foods Inc. ("Kraft") notified the Company that "Rexene Polyolefins, a Division of Dart Industries, Inc." had been included among about 90 corporate defendants in a private lawsuit seeking damages from former users of the Malone Services hazardous waste disposal facility in Texas City, Texas. The plaintiffs are the current owners of the site; they purchased the site out of bankruptcy in 1999 to operate it as a hazardous waste site. They complain that they are now unable to do so because it has been declared a Superfund site. Kraft is the successor in interest to Dart Industries, Inc. ("Dart"). Dart was a joint venturer with El Paso Products Company in Rexene Polyolefins ("Rexene") which, for a period of years, operated a plant in Bayport, Texas. That plant was sold to Lyondell Chemical Company in 1990. From a preliminary review of EPA records, Kraft indicates that Rexene shipped waste to the Malone Services site from September 1976 to

November 1980; EPA estimates Rexene's volumetric percentage for waste shipped to the site as 0.37893%. Kraft is seeking a joint cost-sharing arrangement with us regarding this case. We already have a 50/50 cost-sharing arrangement with Kraft regarding the Turtle Bayou Superfund site. Waste shipped prior to August 31, 1979, is potentially subject to a 50/50 arrangement with Kraft. We are evaluating the documentary evidence and will provide a formal response to Kraft's letter in due course. It is currently unclear what the potential liability for the Company might be in this matter.

        The Company has been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 43 asbestos exposure cases pending against the Company. Among the cases currently pending, management is aware of one claim of mesothelioma. The Company does not have sufficient information at the present time to estimate any liability in these cases. Although the Company cannot provide specific assurances, based on its understanding of similar cases, management believes that the Company's ultimate liability in these cases will not be material to its financial position or results of operations.

        The Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of its businesses. Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at or from its properties regardless of when the contamination occurred. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, the Company does not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on the Company.

        The Company is aware that there is or may be soil or groundwater contamination at some of its other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, The Rohm and Haas Company, Rhodia S.A. and Dow Chemical, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        In addition, the Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Fort Gratiot Sanitary Landfill near Marysville, Michigan (an off-site disposal location); Star Lake Superfund Site, Texas (located near the Port Neches facility); and the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged OCB-handling site). With respect to the first five matters, which are under investigation, the Company is unable to determine whether such liabilities may be material to it because it does not have information sufficient to evaluate these claims. With respect to the final four matters, based on current information and past experience, the Company does not believe such matters will have a material adverse effect on it.

        Based upon currently available information, the Company does not anticipate that any of the potential liabilities referenced above will materially adversely affect its financial position or results of operations.

  Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. This change may, but is not likely to, require additional controls and/or work practices to meet the yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, the Company believes that any additional capital required to comply with the new rules based on this area reclassification, above the existing operating plans of its plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., the Company submitted several applications and, very recently, negotiated and received its first IPPC permits. Based upon the terms of these permits, the Company does not anticipate that it will have to make material capital expenditures to comply. Other IPPC permits are under review by the U.K. Environment Agency. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to its operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply.

        With respect to the Company's facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. Accordingly, while the Company expects to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time it is unable to determine whether or not these costs will be material. Accordingly, the Company cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to the Company.

  MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular.

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and, if it were to become law, it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

        In Europe, the EU issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE is still an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        Any phase-out or other future regulation of MTBE in other states, nationally or internationally may result in a significant reduction in demand for the Company's MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a phase-out of MTBE in the United States, the Company believes it will be able to export MTBE to Europe or elsewhere or use its co-product TBA to produce saleable products other than MTBE. The Company believes that its low production costs at its PO/MTBE facility will put it in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition, while the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, it cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. The issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

  Other Matters

        The TCEQ and the Company settled outstanding allegations of environmental regulatory violations at the Company's Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around the Company's C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause the Company to incur costs that could be material.

        The State of Texas settled an air enforcement case with the Company relating to its Port Arthur, Texas plant on May 13, 2003. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, as of May 17, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on the Company's financial position.

16.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has five reportable operating segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols.
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

        The Company uses EBITDA to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to the Company as a whole. The Company believes that EBITDA is useful in helping investors assess the results of its business operations. The revenues and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31,
	2004	2003(3)
Revenues:
Polyurethanes	$639.6	$—
Performance Products	454.9	278.9
Polymers	314.5	288.8
Pigments	254.9	—
Base Chemicals	859.1	335.2
Eliminations	(168.4)	(71.0)

Total	$2,354.6	$831.9

Segment EBITDA(1)
Polyurethanes	$72.7	$—
Performance Products	35.3	36.8
Polymers	18.9	13.4
Pigments	7.7	—
Base Chemicals	53.3	(8.2)
Corporate and other(2)	12.6	(43.9)

Total	$200.5	$(1.9)

Segment EBITDA(1)	$200.5	$(1.9)
Interest income (expense), net	(144.2)	(34.5)
Income tax benefit (expense)	(1.2)	0.0
Depreciation and amortization	(110.1)	(32.1)

Net loss	$(55.0)	$(68.5)

(1)
EBITDA is defined as net loss before interest, taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to the HIH Consolidation Transaction, the Company had three operating segments—Performance Products, Polymers and Base Chemicals.

17.   Subsequent Event

  HLLC Credit Facilities Amendment

        On May 6, 2004, the Company amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit the

Company, after certain levels of repayment of the Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of its Australian subsidiaries.

18.   Consolidating Condensed Financial Statements

        The following consolidating condensed financial statements present, in separate columns, financial information for the following: Huntsman LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the Company's indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2004 and December 31, 2003. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to the Company, other than Huntsman Specialty. The combined guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the 2003 Secured Notes and the HLLC Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the guarantors because management believes that such information is not material to investors.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$7.4	$0.5	$96.9	$—	$104.8
Restricted cash	0.6	8.1	—	—	8.7
Receivables—net	80.6	320.4	736.6	(56.5)	1,081.1
Inventories	38.9	190.0	591.6	—	820.5
Prepaid expenses	0.8	12.8	25.3	(3.3)	35.6
Deferred income tax	—	—	3.0	—	3.0
Other current assets	—	—	77.7	—	77.7

Total current assets	128.3	531.8	1,531.1	(59.8)	2,131.4
Property, plant and equipment, net	101.3	1,056.1	3,347.9	21.4	4,526.7
Investment in affiliates	(583.7)	420.0	186.8	145.4	168.5
Intangible assets, net	2.3	9.9	264.4	(4.1)	272.5
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,142.5	126.5	461.9	(2,121.3)	609.6

Total assets	$1,791.4	$2,161.4	$5,792.1	$(2,020.9)	$7,724.0

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$29.5	$179.6	$631.6	$(56.5)	$784.2
Accrued liabilities	85.8	84.6	328.8	(3.3)	495.9
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	0.3	1.1	94.8	—	96.2

Total current liabilities	116.3	279.1	1,055.2	(59.8)	1,390.8
Long-term debt	1,697.0	2,136.4	3,915.5	(2,120.7)	5,628.2
Other noncurrent liabilities	82.2	148.9	230.6	(0.6)	461.1
Deferred income taxes	—	—	239.2	(2.5)	236.7

Total liabilities	1,895.5	2,564.4	5,440.5	(2,183.6)	7,716.8

Minority interest in consolidated subsidiaries	—	60.1	5.8	45.4	111.3

Member's equity (deficit:)
Member's equity	1,095.2	—	565.5	(565.5)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	270.8	116.3	(387.1)	—
Accumulated deficit	(1,237.5)	(848.1)	(405.0)	1,253.1	(1,237.5)
Accumulated other comprehensive loss	38.2	42.2	69.0	(111.2)	38.2

Total member's equity (deficit)	(104.1)	(463.1)	345.8	117.3	(104.1)

Total liabilities and member's equity (deficit)	$1,791.4	$2,161.4	$5,792.1	$(2,020.9)	$7,724.0

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$0.4	$116.1	$—	$117.3
Restricted cash	0.9	9.6	—	—	10.5
Receivables—net	125.3	553.5	580.4	(334.1)	925.1
Inventories	36.5	203.1	653.3	—	892.9
Prepaid expenses	1.5	23.3	23.8	(8.3)	40.3
Deferred income tax	—	—	3.0	—	3.0
Other current assets	—	0.2	86.8	—	87.0

Total current assets	165.0	790.1	1,463.4	(342.4)	2,076.1
Property, plant and equipment, net	104.6	1,064.6	3,381.0	21.9	4,572.1
Investment in affiliates	(523.3)	457.8	176.3	47.2	158.0
Intangible assets, net	2.4	10.5	273.1	(4.1)	281.9
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,164.3	121.1	467.8	(2,141.7)	611.5

Total assets	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$22.5	$179.9	$522.8	$1.7	$726.9
Accounts payable—affiliates	153.5	165.1	42.4	(335.8)	25.2
Accrued liabilities	81.8	105.7	406.6	(8.4)	585.7
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	1.3	37.7	95.0	—	134.0

Total current liabilities	259.8	502.2	1,066.8	(342.5)	1,486.3
Long-term debt	1,622.9	2,157.0	3,812.7	(2,139.0)	5,453.6
Other noncurrent liabilities	81.5	147.9	229.4	(2.6)	456.2
Deferred income taxes	—	—	237.3	(2.5)	234.8

Total liabilities	1,964.2	2,807.1	5,346.2	(2,486.6)	7,630.9

Minority interest in consolidated subsidiaries	—	60.9	3.6	70.0	134.5

Member's equity (deficit:)
Member's equity	1,095.2	—	565.5	(565.5)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	270.8	116.3	(387.1)	—
Accumulated deficit	(1,182.5)	(790.9)	(338.1)	1,129.0	(1,182.5)
Accumulated other comprehensive loss	36.8	41.3	68.1	(109.4)	36.8

Total member's equity (deficit)	(50.5)	(406.8)	411.8	(5.0)	(50.5)

Total liabilities and member's equity (deficit)	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$88.1	$704.4	$1,555.1	$—	$2,347.6
Related party sales	—	54.7	37.5	(85.2)	7.0
Expenses billed to subsidiaries	6.7	(6.4)	(0.3)	—	(0.0)

Total revenues	94.8	752.7	1,592.3	(85.2)	2,354.6
Cost of goods sold	80.1	705.9	1,436.6	(81.5)	2,141.1

Gross profit	14.7	46.8	155.7	(3.7)	213.5
Selling, general and administrative	8.7	20.5	98.7	(3.2)	124.7
Research and development	—	4.6	13.2	—	17.8
Other operating income	(0.1)	(1.8)	(4.7)	—	(6.6)
Restructuring and plant closing costs (credits)	—	—	8.7	—	8.7

Operating income (loss)	6.1	23.5	39.8	(0.5)	68.9
Interest expense, net	(0.6)	(42.8)	(100.8)	—	(144.2)
Loss on accounts receivable securitization program	—	—	(3.5)	—	(3.5)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	(60.9)	(38.4)	0.7	99.3	0.7
Other income (expense)	(1.8)	—	—	—	(1.8)

Loss before income taxes and minority interest	(57.2)	(57.7)	(63.8)	98.8	(79.9)
Income tax expense	2.2	—	(3.4)	—	(1.2)

Loss before minority interest	(55.0)	(57.7)	(67.2)	98.8	(81.1)
Minority interest in subsidiaries' loss	—	0.8	—	25.3	26.1

Net income (loss)	(55.0)	(56.9)	(67.2)	124.1	(55.0)
Other comprehensive income	1.4	0.9	0.9	(1.8)	1.4

Comprehensive loss	$(53.6)	$(56.0)	$(66.3)	$122.3	$(53.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$66.4	$628.3	$85.4	$—	$780.1
Related party sales	—	58.3	8.5	(15.0)	51.8
Expenses billed to subsidiaries	15.4	(13.5)	(1.9)	—	0.0

Total revenues	81.8	673.1	92.0	(15.0)	831.9
Cost of goods sold	70.0	659.8	84.1	(22.7)	791.2

Gross profit	11.8	13.3	7.9	7.7	40.7
Selling, general and administrative	5.3	22.5	3.2	7.7	38.7
Research and development	—	5.1	0.6	—	5.7
Other operating income	(1.0)	(3.8)	0.8	—	(4.0)

Operating income (loss)	7.5	(10.5)	3.3	(0.0)	0.3
Interest expense, net	2.9	(34.9)	(2.5)	—	(34.5)
Other income (expense)	—	—	(0.5)	—	(0.5)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	(79.1)	(34.0)	0.6	78.5	(34.0)

Loss before income taxes and minority interest	(68.7)	(79.4)	0.9	78.5	(68.7)
Income tax expense	—	—	—	—	—
Minority interest in subsidiaries' loss	—	(0.4)	—	0.4	—

Net income (loss)	(68.7)	(79.8)	0.9	78.9	(68.7)
Other comprehensive income	7.4	5.6	2.6	(8.2)	7.4

Comprehensive loss	$(61.3)	$(74.2)	$3.5	$70.7	$(61.3)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(55.0)	$(56.9)	$(67.2)	$124.1	$(55.0)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	60.9	38.4	(0.7)	(99.3)	(0.7)
Depreciation and amortization	3.8	23.5	82.3	0.5	110.1
Provision for losses on accounts receivable	(0.5)	(1.4)	0.3	—	(1.6)
Loss on disposal of plant and equipment	—	0.2	—	—	0.2
Non-cash interest expense	1.4	0.3	32.6	—	34.3
Non-cash interest on affiliate debt	—	—	0.3	—	0.3
Deferred income taxes	—	—	2.1	—	2.1
Loss on foreign currency transactions	—	—	(6.4)		(6.4)
Minority interest in subsidiaries	—	(0.8)	—	(25.3)	(26.1)
Net changes in operating assets and liabilities:
Accounts and notes receivables	45.2	234.6	(169.7)	(277.7)	(167.6)
Change in receivables sold, net	—	—	8.8	—	8.8
Inventories	(2.4)	13.1	62.7	—	73.4
Prepaid expenses	0.7	10.2	(0.7)	(5.0)	5.2
Other current assets	—	0.4	(15.0)	—	(14.6)
Other noncurrent assets	2.2	(7.9)	(1.4)	(2.0)	(9.1)
Accounts payable	(146.5)	(165.4)	65.4	277.7	31.2
Accrued liabilities	3.9	(20.9)	(51.0)	5.0	(63.0)
Other noncurrent liabilities	1.6	1.0	0.1	2.0	4.7

Net cash provided by (used in) operating activities	(84.7)	68.4	(57.5)	—	(73.8)

Investing activities:
Capital expenditures for plant and equipment	(0.4)	(12.9)	(40.8)	—	(54.1)
Investment in affiliate	—	—	(11.9)	—	(11.9)
Net borrowings (repayments) of intercompany debt	19.4	(20.8)	1.4	—	(0.0)
Repayment of advances from unconsolidated affiliates	—	—	1.2	—	1.2

Net cash provided by (used in) investing activities	19.0	(33.7)	(50.1)	—	(64.8)

Financing activities:
Net borrowings on revolving loan facilities	72.8	—	88.0	—	160.8
Net borrowings on overdraft	—	—	4.9		4.9
Repayment of long-term debt	(0.9)	(36.9)	(0.8)	—	(38.6)

Net cash provided by (used in) financing activities	71.9	(36.9)	92.1	—	127.1

Effect of exchange rate changes on cash	0.1	0.8	(3.7)	—	(2.8)

Increase (decrease) in cash and cash equivalents	6.3	(1.4)	(19.2)	—	(14.3)
Cash and cash equivalents, including restricted cash at beginning of period	1.7	10.0	116.1	—	127.8

Cash and cash equivalents, including restricted cash at end of period	$8.0	$8.6	$96.9	$—	$113.5

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(68.7)	$(79.8)	$0.9	$78.9	$(68.7)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	79.1	34.0	(0.6)	(78.5)	34.0
Depreciation and amortization	3.4	24.1	4.6	—	32.1
Provision for losses on accounts receivable	—	(0.3)	—	—	(0.3)
Non-cash interest expense	1.1	0.4	—	—	1.5
Minority interest in subsidiaries	—	0.4	—	(0.4)	—
Net changes in operating assets and liabilities:
Accounts and notes receivables	(74.5)	44.1	(32.9)	(0.2)	(63.5)
Inventories	(2.6)	(8.0)	(3.6)	—	(14.2)
Prepaid expenses	0.8	11.7	—	—	12.5
Other current assets	—	(0.2)	(0.4)	—	(0.6)
Other noncurrent assets	(0.9)	—	0.8	—	(0.1)
Accounts payable	5.7	27.7	27.5	(12.4)	48.5
Accrued liabilities	(16.1)	(36.7)	0.1	12.6	(40.1)
Other noncurrent liabilities	(3.7)	2.0	0.8	—	(0.9)

Net cash provided by (used in) operating activities	(76.4)	19.4	(2.8)	0.0	(59.8)

Investing activities:
Capital expenditures for plant and equipment	(2.9)	(8.2)	(1.6)	—	(12.7)
Net borrowings (repayments) of intercompany debt	3.8	(8.0)	4.2		—

Net cash provided by (used in) investing activities	0.9	(16.2)	2.6	—	(12.7)

Financing activities:
Net borrowings on revolving loan facilities	72.9	—	—	—	72.9
Repayment of long-term debt	(0.5)	(0.3)	—	—	(0.8)

Net cash provided by (used in) financing activities	72.4	(0.3)	—	—	72.1

Effect of exchange rate changes on cash	—	2.0	1.1	—	3.1

Increase (decrease) in cash and cash equivalents	(3.1)	4.9	0.9	0.0	2.7
Cash and cash equivalents, including restricted cash at beginning of period	6.3	10.1	15.0	—	31.4

Cash and cash equivalents, including restricted cash at end of period	$3.2	$15.0	$15.9	$0.0	$34.1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

Certain Defined Terms

        For convenience in this report, the terms "HLLC," "Company," "our," "us" or "we" may be used to refer to Huntsman LLC and, unless the context otherwise requires, its subsidiaries. In this report, the term "Huntsman Polymers" refers to Huntsman Polymers Corporation and, unless the context otherwise requires, its subsidiaries, the term "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, the term "HI" refers to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries, the term "HIH" refers to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries, the term "HMP" refers to HMP Equity Holdings Corporation, the term "HGI" refers to Huntsman Group Inc., the term "Huntsman Holdings" refers to Huntsman Holdings, LLC, the term "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, the term "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P. and its affiliates, the term "Consolidated Press" refers to Consolidated Press Holdings Limited and its subsidiaries and the term "ICI" refers to Imperial Chemical Industries PLC and its subsidiaries. The term "restricted group" refers to Huntsman LLC and its restricted subsidiaries under the indentures governing Huntsman LLC's outstanding notes and under its senior secured credit facilities (the "HLLC Credit Facilities"). The restricted group does not include HIH, HI or their subsidiaries.

        In the "Supplemental Discussion of Results of Operations for the Restricted Group for the Three Months Ended March 31, 2004" below and in certain other places in this report that deal with our restricted group, the terms "we," "our," "us," "HLLC" and "Huntsman LLC" refer to Huntsman LLC and its restricted subsidiaries (and not its unrestricted subsidiaries).

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information, we have consolidated the operations and elimination entries of related parties for HIH for the three months ended March 31, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated on the date indicated or that may be expected in the future.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is followed by a supplemental discussion captioned "Supplemental Discussion of Results of Operations for the Restricted Group for the Three Months Ended March 31, 2004" that provides information with respect to our restricted group, excluding HIH.

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemicals. We produce a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa. We report our operations through five segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols.
Polymers	Ethylene (produced at our Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, paraxylene and cyclohexane

        Our products are divided into two broad categories—differentiated and commodity chemicals. Our Polyurethanes and Performance Products businesses mainly produce differentiated products and our Polymers, Pigments and Base Chemicals businesses mainly produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, tends to follow different trends and is not influenced by the same factors as our petrochemical-based commodity products. In addition, there are a limited number of significant competitors in our Pigments business, relatively high barriers to entry and strong customer loyalty. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our five operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        Historically, the demand for many of our Polyurethanes products, which accounted for 27% of our revenue in the three months ended March 31, 2004, has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. However, in 2003, volatile feedstock pricing negatively impacted overall margins. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments"

below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to our commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products is sold into consumer end use applications including household detergents, personal care products and cosmetics. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions. In the past year, weak economic conditions in Europe, high raw material and energy costs, significant overcapacity in surfactants and the strength of the major European currencies versus the U.S. dollar (which negatively impacts the competitiveness of European exports), has had a negative impact on the surfactants portion of our Performance Products segment.

        Our Polymers business is comprised of two regionally-focused businesses, one in North America and one in Australia. In North America, we convert internally produced building block chemicals, such as ethylene and propylene, into polyethylene, polypropylene, expandable polystyrene and amorphous polyalphaolefins ("APAO"). We pursue a niche marketing strategy for certain of our Polymers products by focusing on those customers that require customized polymer formulations and that are willing to pay for customized formulations. Our Australian Polymers business produces styrene, most of which is used internally to produce polystyrene, expandable polystyrene and other associated materials. This business primarily serves the Australian and New Zealand markets.

        Historically, growth in demand for TiO2 pigments has generally been linked with GDP growth rates and has trended somewhat below overall GDP growth rates as strong growth in the developing world economies has been tempered by modest growth in the developed world economies. Our Pigments segment accounted for 11% of our revenues in the three months ended March 31, 2004. Pigment prices have historically reflected industry-wide operating rates, but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in the southern hemisphere. Profitability in our Pigments segment has been negatively impacted by the strength of the major European currencies versus the U.S. dollar because with over 70% of our Pigments' production capacity located in Europe, approximately 60% of our production costs are denominated in European currencies, while only approximately 40-50% of our products are sold in European currencies.

        Our Base Chemicals business produces olefins (such as ethylene and propylene), butadiene, aromatics (including benzene, cyclohexane and paraxylene) and MTBE. Our Base Chemicals products are largely made from a variety of crude oil and natural gas based feedstocks. Ethylene and propylene are the two most common petrochemical building blocks and are used in a wide variety of applications, including packaging film, polyester fiber, plastic containers and polyvinyl chloride, as well as carpets and cleaning compounds. Our aromatics products are used to produce other intermediate chemicals, as well as in synthetic fibers, resins and rubber. A substantial portion of our Base Chemicals product portfolio is integrated into the supply chain for our Performance Products segment where these building block materials are upgraded into higher value differentiated products and then sold to third parties.

        Many of the markets for Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, and Polymers products, particularly polyethylene, polypropylene and styrene, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our commodity chemicals products has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years generally have been characterized by a broad-based weakening in demand, overcapacity, volatile raw material costs and periods of reduced profit margins. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Recent Developments

HLLC Credit Facilities Amendment

        On May 6, 2004, we amended certain financial covenants in our senior secured credit facilities (the "HLLC Credit Facilities"). The amendment applies to both our revolving facility ("HLLC Revolving Facility") and our term loan facilities (the "HLLC Term Facilities") and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit us, after certain levels of repayment of our term loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of our Australian subsidiaries. For more information, see "—Liquidity and Capital Resources—Debt" below.

Idling of TiO2 Capacity

        We continuously evaluate the effectiveness of all of our manufacturing facilities in serving our markets. We have been engaged in a detailed review of our Pigments business to improve its competitive position and financial performance. In connection with this review, we announced in April 2004 that we will idle approximately 55,000 tonnes, or about 10% of our total TiO2 production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

Results of Operations (Historical)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Unaudited) (Dollars in Millions)

	Three months ended March 31,
	2004	2003
Revenues	$2,354.6	$831.9
Cost of goods sold	2,141.1	791.2

Gross profit	213.5	40.7
Expenses of selling, general and administrative, research and development, and other operating income	135.9	40.4
Restructuring and plant closing costs	8.7	—

Operating income	68.9	0.3
Interest expense, net	(144.2)	(34.5)
Loss on accounts receivable securitization program	(3.5)	—
Equity in income (losses) of investment in unconsolidated affiliates	0.7	(34.0)
Other expense	(1.8)	(0.5)

Loss before income tax benefit and minority interests	(79.9)	(68.7)
Income tax expense	(1.2)	—
Minority interests in subsidiaries' loss	26.1	—

Net loss	$(55.0)	$(68.7)

Interest expense, net	144.2	34.5
Income tax expense	1.2	—
Depreciation and amortization	110.1	32.1

EBITDA(1)	$200.5	$(2.1)

(1)
EBITDA is defined as net loss before interest, taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization.

        Included in EBITDA are the following items of income (expense):

	Three months ended March 31,
	2004	2003
Foreign exchange gains—unallocated	$13.5	$2.8
Loss on accounts receivable securitization program	(3.5)	—
Early extinguishment of debt	(1.9)	—
Restructuring and reorganization:
Polyurethanes	(4.8)	—
Pigments	(3.9)	—

Total restructuring and reorganization	$(8.7)	$—

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information we have consolidated the additional operations and elimination entries of related parties for HIH for the three months ended March 31, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH on the date indicated or that may be expected in the future.

Results of Operations (Pro Forma)

        Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Pro Forma) (Unaudited) (Dollars in Millions)

	Three months ended March 31,
	2004	2003
	Historical	Pro Forma
Revenues	$2,354.6	$2,064.7
Cost of goods sold	2,141.1	1,892.1

Gross profit	213.5	172.6
Expenses of selling, general and administrative, research and development, and other operating income (expense)	135.9	120.8
Restructuring and plant closing costs	8.7	17.1

Operating income	68.9	34.7
Interest expense, net	(144.2)	(123.7)
Loss on accounts receivable securitization program	(3.5)	(9.2)
Equity income on investments in unconsolidated affiliates	0.7	0.6
Other expense	(1.8)	(2.6)

Loss before income tax benefit, and Minority interests	(79.9)	(100.2)
Income tax benefit (expense)	(1.2)	7.9
Minority interests in subsidiaries' loss	26.1	23.1

Net loss	$(55.0)	$(69.2)

Interest expense, net	144.2	123.7
Income tax (benefit) expense	1.2	(7.9)
Depreciation and amortization	110.1	101.6

EBITDA(1)	$200.5	$148.2

(1)
EBITDA is defined as net loss before interest, taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization.

        Included in EBITDA are the following items of income (expense):

	Three months ended March 31,
	2004	2003
Foreign exchange gains—unallocated	$13.5	$17.3
Gain (loss) on accounts receivable securitization program	(3.5)	(9.2)
Early extinguishment of debt	(1.9)	—
Asset write-down		(2.8)
Restructuring and reorganization:
Polyurethanes	(4.8)	(17.1)
Pigments	(3.9)	—

Total restructuring and reorganization	$(8.7)	$(17.1)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Pro Forma)

        For the three months ended March 31, 2004, we had a net loss of $55.5 on revenues of $2,354.6 compared to a net loss of $69.2 million on revenues of $2,064.7 million for the same period in 2003. The decrease of $13.7 million in net loss was the result of the following items:

  •
  Revenues for the three months ended March 31, 2004 increased by $289.9 million, or 14%, to $2,354.6 million from $2,064.7 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices and due to increased volumes in our Polyurethanes segment. Average selling prices increased primarily due to the effects of underlying raw material and energy prices. Selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar.

  •
  Gross profit for the three months ended March 31, 2004 increased by $40.9 million to $213.5 million from $172.6 million in the same period in 2003. This increase was mainly the result of higher average selling prices which more than offset higher raw material and energy costs in the first quarter of 2004 as compared to the same period in 2003.

  •
  Selling, administrative and research and development ("SG&A") costs for the three months ended March 31, 2004 increased by $15.1 million to $135.9 million from $120.8 million in the same period in 2003. This increase largely resulted from the strength of the major European currencies against the U.S. dollar.

  •
  Restructuring and plant closing costs for the three months ended March 31, 2004 decreased by $8.4 million to $8.7 million from $17.1 million in the same period in 2003. In the current period our Polyurethanes segment recorded restructuring charges of $4.8 million related to workforce reductions at our Rozenberg, Netherlands site and the further restructuring of our Polyurethanes sites across the world as announced in December 2003 and our Pigments segment recorded restructuring charges of $3.9 million related to its global workforce reductions. In the three months ended March 31, 2003, our Polyurethanes segment recorded $17.1 million related to the integration its global flexible products unit into its urethane specialties unit.

  •
  Net interest expense for the three months ended March 31, 2004 increased by $20.5 million to $144.2 million from $123.7 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the first quarter 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the senior subordinated discount notes of HIH (the "HIH Senior

    Subordinated Discount Notes"). Until maturity, interest on the HIH Senior Subordinated Discount Notes is paid in kind, not in cash.

  •
  Loss on HI's accounts receivable securitizaton program decreased $5.7 million to a loss of $3.5 million for the three months ended March 31, 2004 as compared to a loss of $9.2 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts mandated by HI's accounts receivable securitization program in the current period.

  •
  Income tax expense increased by $9.1 million to an expense of $1.2 million for the three months ended March 31, 2004 as compared to income tax benefit of $7.9 million for the three months ended March 31, 2003. Increased tax expenses, after taking into account the difference in pre-tax income, were primarily due to there being no additional Internal Revenue Service examination changes in 2004, and non-U.S. taxes.

        The following table sets forth the sales and EBITDA for each of our operating segments (dollars in millions):

	Three months ended March 31, 2004	Three months ended March 31, 2003
Revenues
Polyurethanes	$639.6	$554.9
Performance Products	454.9	421.3
Polymers	314.5	288.8
Pigments	254.9	246.1
Base Chemicals	859.1	692.4
Eliminations	(168.4)	(138.8)

Total	$2,354.6	$2,064.7

Segment EBITDA
Polyurethanes	$72.7	$40.2
Performance Products	35.3	39.1
Polymers	18.9	13.4
Pigments	7.7	28.9
Base Chemicals	53.3	18.3
Corporate and other	12.6	8.3

Total	$200.5	$148.2

Polyurethanes

        For the three months ended March 31, 2004, Polyurethanes revenues increased by $84.7 million, or 15%, to $639.6 million from $554.9 million for the same period in 2003. MDI sales revenue increased by 27%, due to 9% higher average selling prices supported by 17% higher sales volumes. MDI sales volumes rose by 57%, 2% and 16% in Asia, the Americas and Europe, respectively. Our spot sales to co-producers were flat compared to first quarter 2003. Accordingly, higher MDI volumes reflect significantly improved market demand. A strong rigid polyurethane market, coupled with tight supply, gave rise to strong volume gains in Asia. MDI overall average selling prices increased by 9%, of which 6% was due to the strength of the major European currencies versus the U.S. dollar and 3% was due to our continued efforts to increase selling prices in response to higher raw material and energy costs.

Polyol sales revenue increased by 14% as average selling prices increased by 12% and sales volumes increased by 2%. PO sales revenues decreased by 3%, primarily due to the planned turnaround and inspection ("T&I") at our Port Neches, Texas PO facility. MTBE sales revenue decreased by 28% due to a 32% decrease in volumes, resulting primarily from the loss of co-product volume due to the planned T&I at our Port Neches PO facility, partially offset by a 5% increase in average selling prices. Average selling prices for MTBE were higher in response to higher gasoline prices.

        For the three months ended March 31, 2004, Polyurethanes segment EBITDA increased by $32.5 million to $72.7 million from $40.2 million for the same period in 2003. Increased EBITDA resulted mainly from increased volumes and higher average selling prices totaling $54.6 million, partially offset by increased raw material and energy costs of $30.4 million. For the three months ended March 31, 2004, we recorded $4.8 million in restructuring charges in connection with the cost reduction efforts at our Rozenburg, Netherlands site and the further restructuring of our sites across the world as announced in December 2003. Restructuring charges for the three months ended March 31, 2004 were $4.8 million, lower by $12.3 million compared to $17.1 million in the comparable period in 2003. Fixed manufacturing costs increased by $4.3 million, as lower costs of $3.9 million, as measured in local currencies, were offset by a $5.8 million increase that resulted from the strength of the major European currencies versus the U.S. dollar and a $2.4 million increase due to a reduction in the amount of fixed costs absorbed in inventories. SG&A and other operating expenses were relatively flat.

Performance Products

        For the three months ended March 31, 2004, Performance Products revenues increased by $33.6 million, or 8%, to $454.9 million from $421.3 million for the same period in 2003. Overall, average selling prices increased by 14%, while sales volumes fell by 5%. Ethylene glycol revenues fell by 16% over the same period in 2003. While ethylene glycol average selling prices rose by 18% in response to higher raw material and energy costs and higher industry operating rates, sales volumes decreased by 29% due to reduced feedstock availability in response to the planned T&I at one of our ethylene oxide units located in Port Neches, Texas. MAn revenues increased by 28% compared to the same period in 2003, as volumes rose by 15% and average selling prices increased by 14% due to a greater mix of higher-priced catalyst sales. Surfactants revenues increased by 9% over the same period in 2003, resulting from a 14% increase in average selling prices, partially offset by a decrease of 4% in volumes. Average selling prices for our surfactants in Europe and Australia remained relatively constant in local currencies; however, because of the strength of the major European currencies and the Australian dollar versus the U.S. dollar, average selling prices for surfactants in Europe and Australia increased by 21%. In the U.S., average selling prices for our surfactants rose by 6% in response to higher raw material and energy costs. Surfactants volumes decreased due to a market shift away from nonyl phenol ethoxylates to alternative products, softer European demand, competitive activity and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Amine revenues increased by 17% over the same period in 2003, resulting from an 6% increase in average selling prices in response to higher raw material and energy costs and due to an improved product mix, while volumes increased 8% as a result of favorable demand conditions and the expansion of our customer base.

        For the three months ended March 31, 2004, Performance Products segment EBITDA decreased by $3.8 million from $39.1 million for the first quarter 2003 to $35.3 million. Lower EBITDA resulted mainly from the $8.6 million impact of lower sales volumes caused by the planned T&I of one of our Port Neches, Texas ethylene oxide units and weak sales of our surfactants products. The $47.7 million increase in raw material and energy costs was more than offset by a $51.7 million improvement in average selling prices. Manufacturing costs increased by $4.7 million, of which $3.5 million was due to foreign exchange movements, with the remainder due to additional maintenance costs offsetting the impact of cost reduction measures. Overall, SG&A and other operating expenses decreased by

$0.8 million, with $2.0 million of foreign exchange movements, offset by cost reductions in our surfactants operations.

Polymers

        For the three months ended March 31, 2004, Polymers revenues increased by $25.7 million, or 9%, to $314.5 million from $288.8 million for the same period in 2003. Overall, sales volumes increased by 4% and average selling prices increased by 5%. Polyethylene revenues decreased by 1%, resulting from a 9% decrease in sales volumes, partially offset by an 8% increase in average selling prices. Lower polyethylene sales volumes were largely the result of weaker demand but were also impacted by our efforts to build inventory in preparation for the planned T&I at our Odessa, Texas facility. Polyethylene prices increased primarily in response to higher underlying raw material and energy costs. Polypropylene revenue increased by 18%, resulting from a 13% increase in average selling prices, primarily as a result of higher raw material and energy costs, and a sales volume increase of 5% on stronger demand. APAO revenues increased by 19%, as sales volumes increase 19%, largely as a result of increased sales in the export market, and in response to an improved product mix. Expandable polystyrene revenue decreased by 6%, resulting from a 14% decrease in sales volumes, primarily due to higher demand in the 2003 period as a result of customer pre-buying in anticipation of price increases expected in the second quarter 2003, partially offset by an 8% increase in average selling prices, primarily in response to higher underlying raw material and energy costs. Australian styrenics revenues increased by 10%, resulting from a 17% increase in average selling prices that was attributable to the strength of the Australian dollar versus the U.S. dollar, partially offset by a 6% decrease in sales volumes.

        For the three months ended March 31, 2004, Polymers segment EBITDA increased by $5.5 million to $18.9 million from $13.4 million for the same period in 2003. The increase in EBITDA is primarily the result of increases in selling prices of $23.9 million, which were offset by increases in raw material and energy costs of $12.9 million. In addition, manufacturing fixed costs were higher by $5.0 million, primarily due to the strength of the Australian dollar versus the U.S. dollar.

Pigments

        For the three months ended March 31, 2004, Pigments revenues increased by $8.8 million, or 4%, to $254.9 million from $246.1 million for the same period of 2003. Average selling prices increased by 4% primarily due to the strength of the major European currencies against the U.S. dollar. Average selling prices as measured in local currency decreased by 8% and 2% in Europe and North America, respectively, due to on-going industry oversupply conditions, and increased by 1% in Asia-Pacific. Sales volumes for the three months ended March 31, 2004 were essentially unchanged from the comparable period in 2003.

        For the three months ended March 31, 2004, Pigments segment EBITDA decreased by $21.2 million, or 73%, to $7.7 million from $28.9 million in the same period in 2003. A $22.0 million increase in revenues due to the strength of the major European currencies versus the U.S. dollar was offset by a $25.3 million increase in manufacturing costs, a $13.1 million reduction in local currency selling prices, and a $4.6 million increase in SG&A and other operating expenses. Manufacturing costs increased by $19.6 million due to the strength of the major European currencies against the U.S. dollar and by $6.5 million due to a reduction in the amount of fixed costs absorbed in inventories as compared to the same period in 2003, offset by a reduction of fixed costs as a result of cost reduction initiatives. SG&A and other operating expenses increased due to restructuring charges of $3.8 million and by $1.6 million due to the strength of the major European currencies against the U.S. dollar.

Base Chemicals

        For the three months ended March 31, 2004, Base Chemicals revenues increased by $166.7 million, or 24%, to $859.1 million from $692.4 million for the same period in 2003. Overall sales volumes increased by 9% and average selling prices increased by 14%. The 9% increase in sales volume is a weighted average of a 15% increase in volumes in Europe and a 3% increase in volumes in the U.S. The European volume increase includes a 10% rise in ethylene volume due in part to increased demand in the PVC and ethylene oxide derivatives markets. Additional European volume increases in paraxylene and benzene of 8% and 7%, respectively, were due to a general increase in demand. While sales volumes in the U.S. remained relatively stable with only a 3% rise, U.S. selling prices increased by 12% from the comparable period in 2003. This increase in average U.S. selling prices is largely in response to higher raw material and energy costs. European sales prices increased 11%, due mainly to the strength of the European currencies versus the U.S. dollar.

        For the three months ended March 31, 2004, Base Chemicals segment EBITDA increased by $35.0 million to $53.3 million from $18.3 million for the same period in 2003. Increased EBITDA resulted mainly from growth in demand, generating stronger revenues comprised of selling price and volume increases of $88.7 million and $9.7 million, respectively. Revenue increases were partially offset by higher raw material and energy costs of $46.2 million and increases in fixed manufacturing costs, SG&A and other operating expenses. Fixed manufacturing costs increased $10.2 million, of which $5.7 million was due to foreign currency movements. SG&A and other operating expenses increased $9.2 million primarily due to higher expenses in Europe, of which $4.2 million was due to foreign currency movements, and as a result of nonrecurring other income in the comparable period in 2003, including a $1.0 million insurance claim recovery and $3.0 million in sales of precious metals previously used as process catalysts.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, and other non-operating income and expense. For the three months ended March 31, 2004, EBITDA from unallocated items increased by $4.3 million to $12.6 million from $8.3 million for the same period in 2003. Increased EBITDA resulted primarily from reduced losses on our accounts receivable securitization program, which decreased by $5.7 million to a loss of $3.5 million in the three months ended March 31, 2004 as compared to a loss of $9.2 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA from corporate and other items also increased as the result of an asset valuation adjustment of $2.8 million in the first quarter of 2003. This increase was partially offset by a $3.8 million decrease in unallocated foreign currency gains and a $1.9 million loss on early extinguishment of debt. Other items of unallocated corporate overhead remained relatively flat compared with the prior period.

Liquidity and Capital Resources (Pro Forma)

Pro Forma Statement of Cash Flows (Dollars in Millions)

	Three months ended March 31,
	2004	2003
	Historical	Pro Forma
Cash flows from operating activities:
Net loss	$(55.0)	$(69.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110.1	101.6
Noncash interest expense	34.3	30.1
Gain on foreign currency transactions	(6.4)	(18.2)
Other adjustments to reconcile net loss	(25.8)	(31.7)
Net changes in operating assets and liabilities	(131.0)	(206.4)

Net cash used in operating activities	(73.8)	(193.8)

Investing activities:
Capital expenditures	(54.1)	(34.5)
Other investing activities	(10.7)	(0.8)

Net cash used in investing activities	(64.8)	(35.3)

Financing activities:
Net borrowings under revolving loan facilities	160.8	207.1
Net borrowings on overdraft	4.9	—
Repayment of long term debt	(38.6)	(1.4)

Net cash provided by financing activities	127.1	205.7

Effect of exchange rate changes on cash	(2.8)	—

Increase (decrease) in cash and cash equivalents	(14.3)	(23.4)
Cash and cash equivalents at beginning of period	127.8	106.8

Cash and cash equivalents at end of period	$113.5	$83.4

Cash

        Net cash used in operating activities for the three months ended March 31, 2004 decreased to $73.8 million from $193.8 million for the same period in 2003. The variance is primarily attributable to a smaller increase in net working capital in addition to increased operating income in the 2004 period.

        Net cash used in investing activities for the three months ended March 31, 2004 increased to $64.8 million from $35.3 million for the 2003 period. The increase in cash used in the first quarter 2004 was largely attributable to increased capital expenditures related to the planned turnaround and inspections at our PO and ethylenamines facilities and capital expenditures associated with our Chinese MDI joint ventures. In addition, we made an investment of $11.9 million in our Chinese MDI joint venture during the three months ended March 31, 2004.

        Net cash provided by financing activities for the three months ended March 31, 2004 decreased to $127.1 million, as compared to $205.7 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

        Because HIH is financed separately, it is not included in our restricted group, its debt is non-recourse to our restricted group and it is not a guarantor of our debt. The following discussion of our debt and liquidity contains separate discussions with respect to our restricted group and HIH. We have included this disaggregated information because we believe it provides investors with material and meaningful information with respect to our liquidity position and debt obligations.

  Restricted Group

        The HLLC Credit Facilities consist of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, the term loan A facility of $606.3 million as of March 31, 2004 ("Term Loan A") and the term loan B facility of $459.0 million as of March 31, 2004 ("Term Loan B"). As of March 31, 2004, our restricted group had outstanding variable rate borrowings of approximately $1.3 billion. The weighted average interest rate of these borrowings was 7.2%. This weighted average rate does not consider the effects of interest rate hedging activities. With respect to Term Loan A, as of March 3, 2004 the interest rate margin was 4.75% for eurocurrency loans. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased 50 basis points on January 1, 2004 to 8.25%. On April 1, 2004 the interest rate margin for eurocurrency loans increased by an additional 75 basis points to 9.00%. On July 1, 2004, the interest rate margin will increase by 75 basis points to 9.75%. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of March 31, 2004, our restricted group had $85.0 million of outstanding borrowings and approximately $16 million of outstanding letters of credit under our $275 million HLLC Revolving Facility, and, at our restricted group, we had $33.0 million of cash on our balance sheet. Accordingly, as of March 31, 2004, our restricted group had cash and unused borrowing capacity of approximately $207 million. On January 28, 2004, we borrowed $37.5 million under the HLLC Revolving Facility to redeem, in full, the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and bore interest at 11 3/4%.

        The HLLC Credit Facilities contain financial covenants, including a minimum interest coverage ratio, a minimum fixed charge ratio and a maximum debt to EBITDA ratio, as defined therein, and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. On May 6, 2004, we amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit us, after certain levels of repayment of our Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of our Australian subsidiaries.

        On September 30, 2003, we sold $380 million aggregate principal amount of our 11 5/8% senior secured notes due 2010 (the "2003 Senior Secured Notes") at a discount to yield 11.875% in a private offering. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 Secured Notes at a discount to yield 11.72%.

        Certain of our Australian subsidiaries maintain credit facilities that are non-recourse to us. Our Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt. Huntsman Chemical Company Australia Pty. Ltd. ("HCCA"), our subsidiary that holds our Australian styrenics assets, maintains a facility consisting of a term facility and a working capital facility (collectively, the "HCCA Facilities"). As of March 31, 2004, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.7 million) each due in July 2003 and January 2004 under its term facility. An A$1 million payment was made by HCCA on the term facility during the three months ended March 31, 2004. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments, as well as meet its next scheduled amortization payment of A$5 million (approximately $3.7 million) due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities. We have reached an agreement in principle with the lender under the HCCA Facilities that will provide for a period of time during which HCCA and the lender will evaluate various alternatives for restructuring the HCCA Facilities.

        HAHC and certain of its subsidiaries that hold our Australian surfactants assets are parties to credit facilities established in December 1998 (the "HAHC Facilities"). The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of March 31, 2004, HAHC was not in compliance with certain provisions of the HAHC Facilities agreements. Management of HAHC believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

        We believe the current liquidity of our restricted group, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian credit facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

  HIH

        HI's senior secured credit facilities (the "HI Credit Facilities") consist of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility of $620.1 million as of March 31, 2004 that matures on June 30, 2007, and a term C loan facility of $620.1 million as of March 31, 2004 that matures on June 30, 2008. HI's obligations under the HI Credit Facilities are supported by guarantees of HIH and HI's domestic and certain foreign subsidiaries (collectively, the "HI Guarantors"), as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries. As of March 31, 2004, HI had outstanding variable rate borrowings of approximately $1.3 billion and the weighted average interest rate of these borrowings was approximately 5.2%. This weighted average rate does not consider the effects of interest rate hedging activities.

        HI depends upon the $400 million HI Revolving Facility to provide liquidity for its operations and working capital needs. As of March 31, 2004, HI had $110.0 million of outstanding borrowings and approximately $7 million of outstanding letters of credit under the HI Revolving Facility, and HI had $80.5 million in cash. HI also maintains $25.0 million of short-term overdraft facilities, of which $12.6 million was available at March 31, 2004. Total cash and unused borrowing capacity as of March 31, 2004 was approximately $376 million. The HI Revolving Facility matures in June 2005. HI has commenced discussions with financial institutions for the renewal or replacement of the HI Revolving Facility and expects to address the pending maturity within the next three months.

        In March 2002, HI issued $300 million 9 7/8% senior notes due 2009 (collectively with the senior notes discussed in the following sentence, the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of HI Senior Notes. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. HI also has outstanding $600 million and €450 million 10 1/8% senior subordinated notes due 2009 (the "HI Subordinated Notes"). The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors.

        HI also depends upon an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not an affiliate of HI or our Company. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The accounts receivable securitization program is an important source of liquidity to HI.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of medium term notes is approximately $195 million in U.S. dollar equivalents as of March 31, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of March 31, 2004, the total outstanding balance of such commercial paper was approximately $115 million. On April 16, 2004 HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        Subject to the annual seasonality of its accounts receivable, HI estimates that the total liquidity resources from the accounts receivable securitization program may range between $270 million to $310 million at certain periods during a calendar year. As of March 31, 2004, the Receivables Trust had approximately $464 million of total assets (consisting of cash and accounts receivable), and $195 million of medium term notes and $115 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.1% as of March 31, 2004. Losses on the accounts receivable securitization program in the three months ended March 31, 2004 were $3.5 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the three months ended March 31, 2004, losses on the accounts receivable securitization program include losses of $1.4 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. HI believes that the multicurrency commercial paper facility discussed above will enable it to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the accounts receivable securitization program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the securitization program exceed $310 million. To date, proceeds from the accounts receivable securitization program have not exceeded this limit. While HI does not anticipate it, if at any time it was unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on HI's liquidity.

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH is in compliance with the covenants of the HIH Discount Notes as of March 31, 2004.

        As of March 31, 2004 and December 31, 2003, the HIH Senior Discount Notes included $206.4 million and $191.9 million of accrued interest, respectively. As of March 31, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $119.9 million and $112.3 million of accrued interest, respectively, and $13.0 million and $19.2 million of discount, respectively.

        We believe HIH's current liquidity, together with funds generated by its operations, is sufficient to meet the short-term and long-term needs of its businesses, including funding operations, making capital expenditures and servicing its debt obligations in the ordinary course. We believe that HIH is currently in compliance with the covenants contained in the agreements governing its debt obligations.

  Short-term and Long-term Liquidity

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian credit facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Certain Credit Support Issues

        HIH and HI, which are unrestricted subsidiaries, have not guaranteed or provided any other credit support to our restricted group's obligations under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding high-yield notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to our Company, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the high-yield notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes. Additionally, any events of default under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes, or the exercise of any remedy by the lenders thereunder, will not cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of Huntsman Specialty Chemical Holdings Corporation, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the 2003 Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH.

        On May 9, 2003, HMP issued 15% senior secured discount notes due 2008 with an accreted value of $423 million (the "HMP Senior Discount Notes"). Interest is paid in kind. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes acquired by HMP in connection with the HIH Consolidation Transaction, the 10% direct and 30% indirect equity interests held by HMP in HIH, HMP's common stock outstanding as of May 9, 2003, and HMP's 100% equity interest in the Company. A payment default under the HMP Senior Discount Notes or any other default that would permit the holders to accelerate the unpaid balance thereunder would also constitute a default under the HLLC Credit Facilities. Foreclosure on the stock of HMP or the equity interest in the Company would constitute a "change of control" and an event of default under the HLLC Credit Facilities and the HI Credit Facilities, and would give certain put rights to the holders of the HLLC Notes, the 2003 Secured Notes, and the high-yield notes of HI and HIH.

Restructuring and Plant Closing Costs

        As of March 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $23.8 million and $25.3 million, respectively. During the three months ended March 31, 2004, our Company, on a consolidated basis, recorded additional reserves of $8.7 million, including reserves for workforce reductions. During the 2004 period, we made cash payments against these reserves of $10.2 million.

        As of March 31, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommisioning	Non-cancelable lease costs	Total
Accrued liabilities as of December 31, 2003	$22.5	$2.6	$0.2	$25.3
Charges	8.7	—	—	8.7
Payments	(9.8)	(0.2)	(0.2)	(10.2)

Accrued liabilities as of March 31, 2004	$22.5	$2.4	$—	$23.8

        Detail of these reserves by segment are as follows (dollars in millions):

	Polyurethanes	Perfomance Products	Pigments	Polymers	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$25.3
Charges	4.8	—	3.9	—	8.7
Payments	(6.5)	(0.1)	(3.2)	(0.4)	(10.2)

Accrued liability as of March 31, 2004	$14.1	$2.3	$5.0	$2.4	$23.8

        As of March 31, 2004 and December 31, 2003, our Polyurethanes segment reserve consisted of $9.7 million and $8.2 million, respectively, related to restructuring activities at our Rozenberg, Netherlands site announced in 2003, $2.2 million and $5.2 million, respectively, related to the workforce reductions throughout our Polyurethanes segment announced in 2003, and $1.9 million and $2.4 million, respectively, related to the closure of our Shepton Mallet, U.K. site announced in 2002. During the three months ended March 31, 2004, our Polyurethanes segment recorded additional restructuring charges of $4.8 million and made cash payments of $6.5 million related to these restructuring activities. Additional charges of approximately $7.7 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 36 employees.

        As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. During the three months ended March 31, 2004, our Performance Products segment made cash payments of $0.1 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the three months ended March 31, 2004, our Polymers segment made cash payments of $0.4 million related to these restructuring activities.

        As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million related to global workforce reductions. During the three months ended March 31, 2004, our Pigments segment recorded additional restructuring charges of $3.9 million and made cash payments of $3.2 million related to these restructuring activities. Additional charges of approximately $13 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 150 employees.

        We continuously evaluate the effectiveness of all of our manufacturing facilities in serving our markets. We have been engaged in a detailed review of our Pigments business to improve our competitive position and financial performance. In connection with this review, we announced in April 2004 that we will idle approximately 55,000 tonnes, or about 10% of our total TiO2 production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At March 31, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $115 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $148.7 and $154.4 million as of March 31, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $1,095.6 million and $1,002.0 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $1,086.8 million and $990.6 million, respectively. Servicing fees received during the three months ended March 31, 2004 and 2003 were approximately $1.2 million and $1.2 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $7.6 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.9 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on HI's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at March 31, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2004 and December 31, 2003 were $9.8 million and $15.6 million, respectively.

Investing Activities

        Capital expenditures for the three months ended March 31, 2004 were $54.1 million, an increase of approximately $19.6 million as compared to the same period in 2003. The increase was largely attributable to increased capital expenditures related to the planned T&Is at our PO and ethlyeneamines facilities and increased capital expenditures associated with our Chinese MDI joint venture. In addition, we made an investment of $11.9 million in our Chinese MDI joint venture during the three months ended March 31, 2004. We expect to spend approximately $260 million during 2004 on capital projects, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, we expect to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and approximately $12 million of which has been recorded as an investment) during 2004 to fund our Chinese MDI joint ventures. We expect to fund up to a total of approximately $85 million to the Chinese MDI joint venture over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and we are engaged in a feasibility study with respect to the possible construction of a world-scale LDPE facility at our Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct. We have had preliminary discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and we may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in late 2006.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended

March 31, 2004 and 2003, we invested $0.6 million and $0.7 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the three months ended March 31, 2004 and 2003, we received $1.8 million and invested $1.3 million, respectively.

Environmental Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $69.1 million, including approximately $38.5 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $34.0 million has been accrued related to environmental related liabilities as of March 31, 2004, including approximately $16.5 million related to HIH. However, no assurance can be given that all potential liabilities arising out of our present or past operations have been identified or fully assessed or that future environmental liabilities will not be material to our Company.

  Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are aware of the following matters and believe (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on our results of operations or financial position:

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent us an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. We responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against us is unknown at this time.

        On June 27, 2003, we received a Notice of Enforcement from the Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) with respect to our aromatics and olefins plant in Port Arthur, Texas for alleged violations identified by the agency during an April 2003 air quality inspection. No penalty demand has yet been made by the TCEQ, although a penalty is possible.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including our Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for heath impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe that we did not own the tanks from which the acid leaked; however, we did own the acid in the tanks. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which we are complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution is being initiated against us as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that if we are ultimately found to be legally responsible for the spill, the probable penalties or the cost of any additional corrective action would not be material to our business, financial position, results of operations or cash flows.

        By letter dated February 27, 2004, the U.S. Forest Service provided notice to us that we are considered to be a potentially responsible party ("PRP") under the federal Superfund law for the release of hazardous substances at the North Maybe Mine, located about 13 miles northeast of Soda Springs, Idaho. The mining site includes an inactive open pit phosphorus mine, associated overburden piles and affected downstream lands. We have been identified as a PRP because Huntsman Polymers is viewed by the Forest Service as the successor to El Paso Products Company, which is alleged to have leased the site from 1964-1972 and mined the site from 1965-1967. In its letter, the Forest Service requests that we "participate in the development and funding of a Site Investigation (SI) and Engineering Evaluation/Cost Analysis (EE/CA) under an Administrative Order of Consent (AOC)." We have communicated with the U.S. Forest Service, we are in the process of investigating the matter and we are continuing to evaluate our options.

        By letter of March 8, 2004, Kraft Foods Inc. ("Kraft") notified us that "Rexene Polyolefins, a Division of Dart Industries, Inc." had been included among about 90 corporate defendants in a private lawsuit seeking damages from former users of the Malone Services hazardous waste disposal facility in Texas City, Texas. The plaintiffs are the current owners of the site; they purchased the site out of bankruptcy in 1999 to operate it as a hazardous waste site. They complain that they are now unable to do so because it has been declared a Superfund site. Kraft is the successor in interest to Dart Industries, Inc. ("Dart"). Dart was a joint venturer with El Paso Products Company in Rexene Polyolefins ("Rexene") which, for a period of years, operated a plant in Bayport, Texas. That plant was sold to Lyondell Chemical Company in 1990. From a preliminary review of EPA records, Kraft indicates that Rexene shipped waste to the Malone Services site from September 1976 to November 1980; EPA estimates Rexene's volumetric percentage for waste shipped to the site as 0.37893%. Kraft is seeking a joint cost-sharing arrangement with us regarding this case. We already have a 50/50 cost-sharing arrangement with Kraft regarding the Turtle Bayou Superfund site. Waste shipped prior to August 31, 1979, is potentially subject to a 50/50 arrangement with Kraft. We are evaluating the documentary evidence and will provide a formal response to Kraft's letter in due course. It is currently unclear what the potential liability for our Company might be in this matter.

        We have been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 43 asbestos exposure cases pending against us. Among the cases currently pending, management is aware of one claim of mesothelioma. We do not have sufficient information at the present time to estimate any liability in these cases. Although we cannot provide specific assurances, based on our understanding of similar cases, our management believes that our ultimate liability in these cases will not be material to our financial position or results of operations.

        We have incurred, and may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at or from our properties regardless of when the contamination occurred. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, we do not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on us.

        We are aware that there is or may be soil or groundwater contamination at some of our other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, The Rohm and Haas Company, Rhodia S.A. and Dow Chemical, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

        In addition, we have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Fort Gratiot Sanitary Landfill near Marysville, Michigan (an off-site disposal location); Star Lake Superfund Site, Texas (located near the Port Neches facility); and the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged OCB-handling site). With respect to the first five matters, which are under investigation, we are unable to determine whether such liabilities may be material to us because we do not have information sufficient to evaluate these claims. With respect to the final four matters, based on current information and our past experience, we do not believe such matters will have a material adverse effect on us.

        Based upon currently available information, we do not anticipate that any of the potential liabilities referenced above will materially adversely affect our financial position or results of operations.

  Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. This change may, but is not likely to, require additional controls and/or work practices to meet the yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, we believe that any additional capital required to comply with the new rules based on this area reclassification, above the existing operating plans of our plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from us. In the U.K., we have submitted several applications and, very recently, negotiated and received our first IPPC permits. Based upon the terms of these permits, we do not anticipate that we will have to make material capital expenditures to comply. Other IPPC permits are under review by the U.K. Environment Agency. We are not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to our financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to our operations in the U.K., we do not anticipate having to make material capital expenditures to comply.

        With respect to our facilities in EU jurisdictions other than the U.K and France, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. Accordingly, while we expect to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time we are unable to determine whether or not these costs will be material. Accordingly, we cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by our Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to us.

  MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular.

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and if it were to become law it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

        In Europe, the EU issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE is still an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        Any phase-out or other future regulation of MTBE in other states, nationally or internationally may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a phase-out of MTBE in the United States, we believe we will be able to export MTBE to Europe or elsewhere or use its co-product TBA to produce saleable products other than MTBE. We believe that our low production costs at the PO/MTBE facility will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition, while we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. The issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

  Other Matters

        The TCEQ and our Company settled outstanding allegations of environmental regulatory violations at our Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around our C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause us to incur costs that could be material.

        The State of Texas settled an air enforcement case with us relating to our Port Arthur plant on May 13, 2003. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, as of May 17, 2004, we have paid $1.8 million toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on our financial position.

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN No. 46 (FIN No. 46R), to clarify certain complexities. We are required to adopt this standard on January 1, 2005 and are currently evaluating its impact.

Critical Accounting Policies

        There have been no changes in the first quarter 2004 with respect to our critical accounting policies as presented in our 2003 special financial report on Form 10-K.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2004 and December 31, 2003 (dollars in millions):

	March 31, 2004	December 31, 2003	Difference
Current assets:
Cash and cash equivalents	$113.5	$127.8	$(14.3)
Accounts and notes receivables	1,081.1	925.1	156.0
Inventories	820.5	892.9	(72.4)
Prepaid expenses	35.6	40.3	(4.7)
Deferred income taxes	3.0	3.0	—
Other current assets	77.7	87.0	(9.3)

Total current assets	2,131.4	2,076.1	55.3

Current liabilities:
Accounts payable	784.2	752.1	32.1
Accrued liabilities	495.9	585.7	(89.8)
Deferred income taxes	14.5	14.5	—
Current portion of long-term debt	96.2	134.0	(37.8)

Total current liabilities	1,390.8	1,486.3	(95.5)

Working capital	$740.6	$589.8	$150.8

        As of March 31, 2004, our working capital increased by $150.8 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $14.3 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $156.0 million is primarily due to higher average selling prices in response to higher raw material and energy costs, and higher sales volumes in certain markets;

  •
  The decrease in inventories of $72.4 million is mainly due to reduced inventory volumes, partially offset by increases in raw material and energy costs.

  •
  Accounts payable increased by $32.1 million primarily as a result of increased raw material and energy costs.

  •
  The decrease in accrued liabilities of $89.8 million resulted primarily from reductions in accrued interest of $29.2 million, rebate accruals of $22.3 million, and taxes (other than income taxes) of $12.7 million, primarily resulting from timing of payments. In addition, payroll related accruals decreased $13.8 million and income taxes payable decreased by $7.3 million.

  •
  The decrease in current portion of long-term debt of $37.8 million is primarily due to repayment of Huntsman Polymers Notes of $36.8 million during the first quarter.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our 2003 special financial report on Form 10-K, some of which are summarized below.

  •
  Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

  •
  We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

  •
  If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debt.

  •
  Significant price volatility of raw materials or disruptions in the availability of raw materials may result in increased costs that we may not be able to pass on to our customers.

  •
  The industries in which we compete are highly competitive and we may not be able to compete effectively with our competitors that are larger and have greater resources.

  •
  Our ability to repay our debt may be adversely affected if our joint venture partners do not perform their obligations or we have disagreements with them.

  •
  Terrorist attacks, such as the attacks that occurred on September 11, 2001, the current military action in Iraq, general instability in various OPEC member nations and the threat of prolonged military action in Iraq and other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate, our operations and our profitability.

  •
  Pending or future litigation or legislative initiatives related to MTBE may subject us or our products to environmental liability or materially adversely affect our sales and costs.

  •
  If we are unable to maintain our relationship with HIH then we may not be able to replace on favorable terms our contracts with HIH or the services and facilities that it provides, if at all.

  •
  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities.

  •
  Our business may be adversely affected by international operations and fluctuations in currency exchange rates.

  •
  Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

  •
  We rely on our key executives to achieve important financial goals.

  •
  If we are unable to maintain an effective working relationship with MatlinPatterson, our business could be adversely affected.

  •
  Certain events could result in a change of control of our Company.

SUPPLEMENTAL DISCUSSION OF RESULTS OF OPERATIONS FOR THE RESTRICTED GROUP FOR THE THREE MONTHS ENDED MARCH 31, 2004

Explanatory Note

        Notwithstanding that HIH is a consolidated subsidiary for U.S. GAAP purposes, it is financed separately from Huntsman LLC, its debt is non-recourse to Huntsman LLC and it is not a guarantor of Huntsman LLC's debt. The indentures and other agreements governing Huntsman LLC's outstanding notes and the HLLC Credit Facilities contain financial covenants and other provisions that relate to Huntsman LLC's restricted group and exclude HIH. Accordingly, the following section contains certain supplemental non-GAAP information with respect to Huntsman LLC and its subsidiaries, excluding HIH and its subsidiaries. We believe this supplemental non-GAAP information provides investors with material and meaningful information with respect to the financial results of the business and operations which provide the primary source of cash flow to meet our debt obligations and which are subject to the restrictive covenants in the agreements governing our debt.

        The following consolidating financial statements present, in separate columns, financial information of the following: Huntsman LLC (on a consolidated basis as if Huntsman LLC did not have operational control of HIH as of March 31, 2004); HIH (on a consolidated basis).

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS AS OF MARCH 31, 2004

(UNAUDITED) (Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Consolidated Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$33.0	$80.5	$—	$113.5
Accounts and notes receivables, net	475.8	666.1	(60.8)	1,081.1
Inventories	284.7	535.8	—	820.5
Prepaid expenses	13.8	25.1	(3.3)	35.6
Deferred income taxes	—	3.0	—	3.0
Other current assets	4.9	72.8	—	77.7

Total current Assets	812.2	1,383.3	(64.1)	2,131.4
Property, plant and equipment, net	1,282.7	3,222.6	21.4	4,526.7
Investment in unconsolidated affiliates	197.3	148.8	(177.6)	168.5
Intangible assets, net	33.7	238.8	—	272.5
Goodwill	3.3	—	—	3.3
Deferred income tax	12.0	—	—	12.0
Other noncurrent assets	171.5	438.7	(0.6)	609.6

Total Assets	$2,512.7	$5,432.2	$(220.9)	$7,724.0

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$259.5	$585.5	$(60.8)	$784.2
Accrued liabilities	200.8	298.4	(3.3)	495.9
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	94.4	1.8	—	96.2

Total current liabilities	569.2	885.7	(64.1)	1,390.8
Long-term debt	1,772.9	3,446.4	—	5,219.3
Long-term debt affiliate	36.8	372.1	—	408.9
Deferred income taxes	—	236.7	—	236.7
Other noncurrent liabilities	236.3	225.4	(0.6)	461.1

Total liabilities	2,615.2	5,166.3	(64.7)	7,716.8

Minority interests	(0.4)	6.2	105.5	111.3

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,235.5)	(379.6)	377.6	(1,237.5)
Accumulated other comprehensive loss	38.2	73.8	(73.8)	38.2

Total member's equity (deficit)	(102.1)	259.7	(261.7)	(104.1)

Total liabilities and member's equity (deficit)	$2,512.7	$5,432.2	$(220.9)	$7,724.0

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Consolidated Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$30.0	$97.8	$—	$127.8
Accounts and notes receivables, net	428.7	564.4	(68.0)	925.1
Inventories	296.0	596.9	—	892.9
Prepaid expenses	25.0	23.6	(8.3)	40.3
Deferred income taxes	—	3.0	—	3.0
Other current assets	3.4	83.6	—	87.0

Total current Assets	783.1	1,369.3	(76.3)	2,076.1
Property, plant and equipment, net	1,294.0	3,256.2	21.9	4,572.1
Investment in unconsolidated affiliates	235.0	138.7	(215.7)	158.0
Intangible assets, net	34.9	247.0	—	281.9
Goodwill	3.3	—	—	3.3
Deferred income tax	12.0	—	—	12.0
Other noncurrent assets	168.4	445.7	(2.6)	611.5

Total Assets	$2,530.7	$5,456.9	$(272.7)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$258.8	$561.3	$(68.0)	$752.1
Accrued liabilities	204.6	389.5	(8.4)	585.7
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	132.2	1.8	—	134.0

Total current liabilities	610.1	952.6	(76.4)	1,486.3
Long-term debt	1,699.9	3,359.9	—	5,059.8
Long-term debt affiliate	35.5	358.3	—	393.8
Deferred income taxes	—	234.8	—	234.8
Other noncurrent liabilities	234.3	224.5	(2.6)	456.2

Total liabilities	2,579.8	5,130.1	(79.0)	7,630.9

Minority interests	—	3.6	130.9	134.5

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,181.1)	(314.3)	312.9	(1,182.5)
Accumulated other comprehensive loss	36.8	72.0	(72.0)	36.8

Total member's equity (deficit)	(49.1)	323.2	(324.6)	(50.5)

Total liabilities and member's equity (deficit)	$2,530.7	$5,456.9	$(272.7)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$886.1	$1,461.5	$—	$2,347.6
Related party sales	53.6	36.6	(83.2)	7.0

Total revenues	939.7	1,498.1	(83.2)	2,354.6
Cost of goods sold	870.7	1,350.0	(79.6)	2,141.1

Gross profit	69.0	148.1	(3.6)	213.5
Expenses:
Selling, general and administrative	34.7	93.0	(3.0)	124.7
Research and development	5.6	12.2	—	17.8
Other operating income	(1.4)	(5.2)	—	(6.6)
Restructuring and plant closing costs	—	8.7	—	8.7

Total expenses	38.9	108.7	(3.0)	144.6

Operating income	30.1	39.4	(0.6)	68.9
Interest expense, net	(46.8)	(97.4)	—	(144.2)
Gain (loss) on accounts receivable securitization program	—	(3.5)	—	(3.5)
Equity in earnings (losses) of unconsolidated affiliates	(38.5)	—	39.2	0.7
Other income (expense)	(1.6)	(0.2)	—	(1.8)

Loss before income tax benefit, and minority interests	(56.8)	(61.7)	38.6	(79.9)
Income tax benefit (expense)	2.4	(3.6)	—	(1.2)
Minority interest in subsidiaries' loss	—	—	26.1	26.1

Net loss	(54.4)	(65.3)	64.7	(55.0)
Other comprehensive income	1.4	1.8	(1.8)	1.4

Comprehensive loss	$(53.0)	$(63.5)	$62.9	$(53.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(54.4)	$(65.3)	$64.7	(55.0)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	38.5	—	(39.2)	(0.7)
Depreciation and amortization	32.6	77.0	0.5	110.1
Provision for losses on accounts receivable	(1.9)	0.3	—	(1.6)
Noncash restructuring and plant closing costs	—	—	—	—
Non cash interest on affiliate debt	0.3	—	—	0.3
Loss on disposal of plant and equipment	0.2	—	—	0.2
Noncash interest expense	1.7	32.6	—	34.3
Deferred income taxes	(0.9)	3.0	—	2.1
Gain on foreign currency transactions	—	(6.4)	—	(6.4)
Minority interest in subsidiaries loss	—	—	(26.1)	(26.1)
Net changes in operating assets and liabilities:
Receivables	(45.0)	(115.4)	(7.2)	(167.6)
Change in receivables sold, net	—	8.8	—	8.8
Inventories	11.4	62.0	—	73.4
Prepaid expenses	11.0	(0.8)	(5.0)	5.2
Other current assets	(1.5)	(13.1)	—	(14.6)
Other noncurrent assets	(6.2)	(0.8)	(2.1)	(9.1)
Accounts payable	0.7	23.3	7.2	31.2
Accrued liabilities	(3.8)	(64.3)	5.1	(63.0)
Other noncurrent liabilities	2.7	(0.1)	2.1	4.7

Net cash provided by operating activities	(14.6)	(59.2)	—	(73.8)

Investing activities:
Capital expenditures	(15.9)	(38.2)	—	(54.1)
Investment in unconsolidated affiliate	—	(11.9)	—	(11.9)
Net cash received from unconsolidated affiliates	—	1.2	—	1.2

Net cash used in investing activities	(15.9)	(48.9)	—	(64.8)

Financing activities:
Net borrowings under revolving loan facilities	72.8	88.0	—	160.8
Net borrowings on overdraft	—	4.9	—	4.9
Repayment of long term debt	(38.6)	—	—	(38.6)

Net cash provided by financing activities	34.2	92.9	—	127.1

Effect of exchange rate changes on cash	(0.7)	(2.1)	—	(2.8)

Increase (decrease) in cash and cash equivalents	3.0	(17.3)	—	(14.3)
Cash and cash equivalents at beginning of period	30.0	97.8	—	127.8

Cash and cash equivalents at end of period	$33.0	$80.5	$—	$113.5

Results of Operations (Excluding HIH)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Unaudited) (Dollars in Millions)

	Three months ended March 31,
	2004	2003
Revenues	$939.7	$831.9
Cost of goods sold	870.7	791.2

Gross profit	69.0	40.7
Expenses of selling, general and administrative, research and development, and other operating income (expense)	38.9	40.4

Operating income	30.1	0.3
Interest expense, net	(46.8)	(34.5)
Equity income (loss) on investments in unconsolidated affiliates	0.7	0.6
Other expense	(1.6)	(0.5)

Loss before income tax benefit and minority interests	(17.6)	(34.1)
Income tax benefit	2.4	—

Net loss	$(15.2)	$(34.1)

Net loss	$(15.2)	$(34.1)
Interest expense, net	46.8	34.5
Income tax benefit (expense)	(2.4)	—
Depreciation and amortization	32.6	32.1

EBITDA(1)	$61.8	$32.5

(1)
EBITDA is defined as net loss before interest, taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization.

        Included in EBITDA are the following items of income (expense):

	Three months ended March 31,
	2004	2003
Foreign exchange gains—unallocated	$0.1	$2.8
Early extinguishment of debt	(1.9)	—

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Excluding HIH)

        For the three months ended March 31, 2004 we had a net loss of $15.2 million on revenues of $939.7 million, compared to a net loss of $34.1 million on revenues of $831.9 million for the three months ended March 31, 2003. The decrease of $18.9 million in net loss was the result of the following items:

  •
  Revenues for the three months ended March 31, 2004 increased by $107.8 million, or 13%, to $939.7 million from $831.9 million during the same period in 2003. The increase was largely attributable to higher average selling prices for all of our business segments and higher volumes in our Base Chemicals segment, partially offset by lower volumes in our Performance Products and Polymers segments. Higher average selling prices were due primarily to higher underlying raw material and energy costs and increased volumes were due primarily to improved demand conditions.

  •
  Gross profit for the three months ended March 31, 2004 increased by $28.3 million to $69.0 million from $40.7 million in the same period in 2003. This increase was due to increased gross profits in our Base Chemicals and Polymer segments due to higher revenues, partially offset by higher raw material and energy costs. Gross profit decreased in our Performance Products segment, primarily due to higher raw material and energy costs and higher manufacturing costs.

  •
  SG&A and other operating expenses for the three months ended March 31, 2004 decreased by $1.5 million to $38.9 million from $40.4 million in the same period in 2003. This decrease was primarily due to a $1.8 million increase in expenses charged to HI pursuant to established intercompany agreements.

  •
  Net interest expense for the three months ended March 31, 2004 increased by $12.3 million to $46.8 million from $34.5 million for the same period in 2003. The increase was primarily due to increased debt and higher interest rates on our borrowings in the 2004 period.

        The following table sets forth the sales and EBITDA for each of our operating segments:

Huntsman LLC (Excluding HIH)

	Three Months Ended March 31,
	2004	2003
Revenues
Performance Products	$301.5	$278.9
Polymers	314.5	288.8
Base Chemicals	385.3	335.2
Eliminations	(61.6)	(71.0)

Total	$939.7	$831.9

Segment EBITDA
Performance Products	$33.5	$36.8
Polymers	18.9	13.4
Base Chemicals	21.9	(8.2)
Corporate and other	(12.5)	(9.5)

Total	$61.8	$32.5

Performance Products

        For the three months ended March 31, 2004, Performance Products revenues increased by $22.6 million, or 8%, to $301.5 million from $278.9 million in the same period in 2003. Overall, segment sales volumes fell by 4% and average selling prices increased by 11%. Ethylene glycol revenues fell by 16% over the same period in 2003. While ethylene glycol average selling prices rose by 18% in response to higher raw material and energy costs and higher industry operating rates, sales volumes decreased by 29% due to reduced feedstock availability during a catalyst change on one of our ethylene oxide units. MAn revenues increased by 28% compared to the same period in 2003, as volumes rose by 15% and average selling prices increased by 14%. The increase in average selling prices was mainly due to increased sales of higher-priced catalyst. In Australia, our surfactants revenues increased 35% over the same period in 2003, as volumes increased by 5%, and average selling prices rose by 28% due to the strength of the Australian dollar versus the U.S. dollar, partially offset by pricing pressures from imported competitive products. In the U.S., surfactants revenues rose by 3% as compared to the same period in 2003. U.S. surfactants volumes fell by 6%, primarily due to a market shift away from nonyl phenol ethoxylates to alternative products, but also as a result of our strategic decision to discontinue sales to certain customers in response to unattractive pricing. In the U.S., surfactants prices increased by 9%, primarily in response to higher raw material and energy costs and an improved product mix. In an effort to reduce costs and better serve our customers, we entered into an arrangement with HI during 2003 pursuant to which HI performs all sales activities with respect to our performance chemicals in Europe and in the Asia Pacific region ("APAC"). While performance chemicals revenues increased by only 1% over the same period in 2003, other sales income increased $5.4 million in the first three months of 2004, mainly due to the revenues received from HI in connection with a related toll manufacturing agreement. Performance chemicals sales volumes were 16% lower as European and APAC sales activity for these products was transferred to HI during 2003. Ethanolamines revenues increased 45%, as volumes increased by 30% primarily due to increased sales in the wood preservative market where ethanolamines are favored over traditional materials due to better environmental performance. Ethanolamines average selling prices increased 11%, primarily in response to higher raw material and energy costs. LAB revenues increased 10% over the same period in 2003, as volumes improved by 11% due to increased volumes at existing customers, while prices fell by 1% due to competitive pressures.

        For the three months ended March 31, 2004, Performance Products segment EBITDA decreased by $3.3 million from $36.8 million for the three months ended March 31, 2003 to $33.5 million. Lower EBITDA resulted mainly from the $7.7 million impact of lower sales volumes. A $30.2 million improvement in selling prices and a $5.4 million increase in revenues received from HI as part of the previously discussed sales and toll manufacturing arrangements more than offset the $31.1 million increase in raw material and energy costs. Manufacturing costs increased by $6.2 million, of which $1.3 million was due to foreign currency movements, with the remainder mainly due to higher maintenance and waste disposal costs. Overall, SG&A and other operating expenses decreased by $2.0 million, due mainly to commissions received from HI in connection with the implementation of the toll processing arrangement.

Polymers

        For the three months ended March 31, 2004, Polymers revenues increased by $25.7 million, or 9%, to $314.5 million from $288.8 million for the same period in 2003. Overall, sales volumes increased by 4% and average selling prices increased by 5%. Polyethylene revenues decreased by 1%, resulting from a 9% decrease in sales volumes, partially offset by an 8% increase in average selling prices. Lower polyethylene sales volumes were largely the result of weaker demand but were also impacted by our efforts to build inventory in preparation for the planned T&I at our Odessa, Texas facility. Polyethylene prices increased primarily in response to higher underlying raw material and energy costs. Polypropylene revenue increased by 18%, resulting from a 13% increase in average selling prices, primarily as a result of higher raw material and energy costs, and a sales volume increase of 5% on stronger demand. APAO revenues increased by 19%, as sales volumes increase 19%, largely as a result of increased sales in the export market, and in response to an improved product mix. Expandable polystyrene revenue decreased by 6%, resulting from a 14% decrease in sales volumes, primarily due to higher demand in the 2003 period as a result of customer pre-buying in anticipation of price increases expected in the second quarter 2003, partially offset by an 8% increase in average selling prices, primarily in response to higher underlying raw material and energy costs. Australian styrenics revenues increased by 10%, resulting from a 17% increase in average selling prices that was attributable to the strength of the Australian dollar versus the U.S. dollar, partially offset by a 6% decrease in sales volumes.

        For the three months ended March 31, 2004, Polymers segment EBITDA increased by $5.5 million to $18.9 million from $13.4 million for the same period in 2003. The increase in EBITDA is primarily the result of increases in selling prices of $23.9 million, which were offset by increases in raw material and energy costs of $12.9 million. In addition, manufacturing fixed costs were higher by $5.0 million, primarily due to the strength of the Australian dollar versus the U.S. dollar.

Base Chemicals

        For the three months ended March 31, 2004, Base Chemicals revenues increased by $50.1 million, or 15%, to $385.3 million from $335.2 million for the same period in 2003. Overall, sales volumes increased by 3% and average selling prices increased by 12%. Volumes in our olefins products were relatively flat while prices increased 18% in response to higher raw material and energy costs. Butadiene sales volumes increased 7%, while sales prices remained relatively flat. MTBE volumes increased 25% due to the planned T&I at our Port Neches, Texas facility in March 2003, better production yields, and additional sales to HI in February 2004 to meet customer demand during its planned T&I. MTBE sales prices increased 24% in response to higher raw material and energy costs. Cyclohexane volumes decreased by 6% while prices increased 18% in response to higher raw material and energy costs.

        Base Chemicals segment EBITDA for the three months ended March 31, 2004 increased by $30.1 million to $21.9 million from a loss of $8.2 million for the same period in 2003. The increase in EBITDA is primarily the result of a $44.7 million increase in average selling prices, which was partially offset by a $16.5 million increase in raw material and energy costs, a $0.6 million overall decrease in sales volume due to fluctuations in customer and product mix, and a $0.2 million increase in fixed manufacturing expenses. SG&A and other operating costs were relatively flat as compared to the comparable period in 2003.

Unallocated and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the three months ended March 31, 2004, EBITDA from unallocated items decreased by $3.0 million to a loss of $12.5 million from a loss of $9.5 million for the same period in 2003. This decrease is primarily due to a $2.7 million decrease in unallocated foreign currency gains and a $1.9 million loss on early extinguishment of debt, partially offset by an increase in management fees to HI of $1.8 million.

Liquidity and Capital Resources (Excluding HIH)

Cash

        Net cash used in operating activities for the three months ended March 31, 2004 was $14.6 million as compared to a use of cash of $60.6 million for the comparable period ended March 31, 2003. The decrease in cash used in operating activities is primarily attributable to increased operating income as described above and a smaller increase in net working capital in the 2004 period.

        Capital expenditures for the three months ended March 31, 2004 were $15.9 million as compared to approximately $12.7 million for the same period in 2003.

        Net cash provided by financing activities for the three months ended March 31, 2004 was $34.2 million as compared to $72.1 million in the comparable period ended March 31, 2003. This decrease is primarily attributable to reduced net borrowings to fund operating cash needs as explained above.

Debt and Liquidity

        The HLLC Credit Facilities consist of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, the Term Loan A facility of $606.3 million as of March 31, 2004 and the Term Loan B facility of $459.0 million as of March 31, 2004. As of March 31, 2004, our restricted group had outstanding variable rate borrowings of approximately $1.3 billion. The weighted average interest rate of these borrowings was 7.2%. This weighted average rate does not consider the effects of interest rate hedging activities. With respect to Term Loan A, as of March 3, 2004 the interest rate margin was 4.75% for eurocurrency loans. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased 50 basis points on January 1, 2004 to 8.25%. On April 1, 2004 the interest rate margin for eurocurrency loans increased by an additional 75 basis points to 9.00%. On July 1, 2004, the interest rate margin will increase by 75 basis points to 9.75%. The next scheduled quarterly amortization payment under the HLLC credit facilities is due March 2006.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of March 31, 2004, our restricted group had $85.0 million of outstanding borrowings and approximately $16 million of outstanding letters of credit under our $275 million HLLC Revolving Facility, and, at our restricted group, we had $33.0 million of cash on our balance sheet. Accordingly, as of March 31, 2004, our restricted group had cash and unused borrowing capacity of approximately $207 million. On January 28, 2004, we borrowed $37.5 million under the HLLC Revolving Facility to redeem, in full, the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and bore interest at 11 3/4%.

        The HLLC Credit Facilities contain financial covenants, including a minimum interest coverage ratio, a minimum fixed charge ratio and a maximum debt to EBITDA ratio, as defined therein, and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. On May 6, 2004, we amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit us, after certain levels of repayment of our Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of our Australian subsidiaries.

        On September 30, 2003, we sold $380 million aggregate principal amount of the 2003 Senior Secured Notes at a discount to yield 11.875% in a private offering. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 Secured Notes at a discount to yield 11.72%.

        Certain of our Australian subsidiaries maintain credit facilities that are non-recourse to us. Our Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt. HCCA, our subsidiary that holds our Australian styrenics assets, maintains the HCCA Facilities, consisting of a term facility and a working capital facility. As of March 31, 2004, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.7 million) each due in July 2003 and January 2004 under its term facility. An A$1 million payment was made by HCCA on the term facility during the three months ended March 31, 2004. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments, as well as meet its next scheduled amortization payment of A$5 million (approximately $3.7 million) due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities. We have reached an agreement in principle with the lender under the HCCA Facilities that will provide for a period of time during which HCCA and the lender will evaluate various alternatives for restructuring the HCCA Facilities.

        HAHC and certain of its subsidiaries that hold our Australian surfactants assets are parties to the HAHC Facilities established in December 1998. The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of March 31, 2004, HAHC was not in compliance with certain provisions of the HAHC Facilities agreements. Management of HAHC believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

        We believe the current liquidity of our restricted group, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian credit facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Certain Credit Support Issues

        HIH and HI, which are unrestricted subsidiaries, have not guaranteed or provided any other credit support to our restricted group's obligations under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding high-yield notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to our Company, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the high-yield notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes. Additionally, any events of default under the HLLC Credit Facilities, the HLLC Notes or the 2003 Secured Notes, or the exercise of any remedy by the lenders thereunder, will not cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of Huntsman Specialty Chemical Holdings Corporation, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the 2003 Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH.

        On May 9, 2003, HMP issued the HMP Senior Discount Notes. Interest is paid in kind. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes acquired by HMP in connection with the HIH Consolidation Transaction, the 10% direct and 30% indirect equity interests held by HMP in HIH, HMP's common stock outstanding as of May 9, 2003, and HMP's 100% equity interest in the Company. A payment default under the HMP Senior Discount Notes or any other default that would permit the holders to accelerate the unpaid balance thereunder would also constitute a default under the HLLC Credit Facilities. Foreclosure on the stock of HMP or the equity interest in the Company would constitute a "change of control" and an event of default under the HLLC Credit Facilities and the HI Credit Facilities, and would give certain put rights to the holders of the HLLC Notes, the 2003 Secured Notes, and the high-yield notes of HI and HIH.

Changes in Financial Condition (Excluding HIH)

        The following information summarizes our net working capital position as of March 31, 2004 and December 31, 2003 (dollars in millions):

	March 31, 2004	December 31, 2003	Difference
Current assets:
Cash and cash equivalents	$33.0	$30.0	$3.0
Accounts and notes receivables	475.8	428.7	47.1
Inventories	284.7	296.0	(11.3)
Prepaid expenses	13.8	25.0	(11.2)
Other current assets	4.9	3.4	1.5

Total current assets	812.2	783.1	29.1

Current liabilities:
Accounts payable	259.5	258.8	0.7
Accrued liabilities	200.8	204.6	(3.8)
Deferred income taxes	14.5	14.5	—
Current portion of long-term debt	94.4	132.2	(37.8)

Total current liabilities	569.2	610.1	(40.9)

Working capital	$243.0	$173.0	$70.0

        At March 31, 2004 our net working capital position was $243.0 million as compared to $173.0 million at December 31, 2003, resulting in an increase of $70.0 million. The changes in working capital can be explained as follows:

  •
  The increase in receivables of $47.1 million is primarily due to increased sales volumes and higher average selling prices.

  •
  The decrease in inventory of $11.3 million was primarily due to a reduction of inventory volumes, partially offset by higher raw material and energy costs.

  •
  The decrease in prepaid expenses and other current assets of $11.2 million is primarily due to the amortization of corporate insurance premiums.

  •
  The decrease in long-term debt-current portion of $37.8 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2004, we had no outstanding forward foreign exchange contracts. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars.

        Under the terms of the HLLC Credit Facilities and the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of March 31, 2004, HI had entered into approximately $361.0 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately three to six months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.32%.

        As of March 31, 2004, Huntsman LLC (excluding HIH) had entered into approximately $234.6 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately one to thirty-nine months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 3.78% to approximately 6.55%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $25 million (approximately $13 million pertaining to each of HIH and Huntsman LLC (excluding HIH)). This increase would be reduced by approximately $6 million, on an annualized basis (approximately $4 million and $2 million pertaining to HIH and Huntsman LLC (excluding HIH), respectively), as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2004, we had forward purchase contracts for 35,000 tonnes of naphtha and 20,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        In February 2004, we discovered an error in accounting for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in our new SAP-based enterprise resource planning ("ERP") system. The use of the incorrect exchange factor resulted from the implementation of and transition to our new SAP-based ERP system in 2003. In investigating this error, we discovered that timely reconciliation of product exchange balances maintained by certain business units was not performed by the business unit's staff, and corporate accounting reviews of such reconciliations were not performed. In response to our discovery of this accounting error and the reconciliation failures, we have implemented improvements to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in February 2004. These improvements consisted of the implementation of the following policies:

  •
  Responsibility for accounting for these product exchanges has been centralized in the corporate accounting group rather than in the business unit finance group.

  •
  Business unit managers must certify monthly that they have reconciled product exchange balances to the accounting records.

  •
  Business unit managers must certify quarterly that they have reconciled product exchange balances as stated in the accounting records to the records maintained by third-party exchange partners.

        In March 2004, our management discovered that we had inappropriately calculated foreign exchange gains and losses with respect to our accounts receivable securitization program and had incorrectly classified the foreign exchange gains and losses on the securitized receivables denominated in foreign currency in our consolidated statements of operations for each of the first three quarters of 2003. The use of this inappropriate calculation methodology and the incorrect classification of the foreign exchange gains and losses on the receivables denominated in foreign currency was caused by (i) our accounting group management's lack of understanding of the calculation method employed, (ii) a failure to train the accounting staff personnel responsible for these calculations in the structure of the accounts receivable securitization program and (iii) a failure to properly supervise and review the work of the personnel making these calculations. In response to our discovery of the use of this inappropriate calculation methodology and the management failures, we have implemented improvements to our internal control over financial reporting (as defined in Rules 3a-15(f) and 15d-15(f) under the Exchange Act) in March 2004. These improvements consisted of the following:

  •
  Accounting staff have received additional training in the structure of the accounts receivable securitization program and the proper calculation of foreign exchange gains and losses with respect to the program.

  •
  Persons responsible for supervising and reviewing the work of accounting staff performing such calculations must certify each quarter in writing to our Vice President, Controller that such calculations have been reviewed by such persons and, to the best knowledge of such persons after exercising due diligence, such calculations do not contain any material misstatement.

        Except as described above, no change in our internal control over financial reporting occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters" for a discussion of environmental proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  4.1
  Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to our registration statement on Form S-4 (File No. 333-112279))

  4.2
  Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)

  4.3
  Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)

  4.4
  Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to our registration statement on Form S-4 (File No. 333-112279))

  4.5
  Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to our registration statement on Form S-4 (File No. 333-112279))

  10.1
  Fifth Amendment to Revolving Credit Agreement, dated as of May 6, 2004, by and among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels L.P., Huntsman International Trading Corporation, certain financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders

  10.2
  Fifth Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2004, by and among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders

  31.1
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2
  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1
    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2
    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports Submitted on Form 8-K:

          During the three months ended March 31, 2004, we filed a current report on Form 8-K on March 31, 2004, with respect to Item 9 and Item 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
Date: May 17, 2004

EXHIBIT INDEX

Number	Description of Exhibits
4.1	Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to our registration statement on Form S-4 (File No. 333-112279))
4.2	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)
4.3	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)
4.4
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to our registration statement on Form S-4 (File No. 333-112279))
4.5
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to our registration statement on Form S-4 (File No. 333-112279))
10.1
Fifth Amendment to Revolving Credit Agreement, dated as of May 6, 2004, by and among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels L.P., Huntsman International Trading Corporation, certain financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders
10.2
Fifth Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2004, by and among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002