Form 10-Q
period 2004-06-30
HUNTSMAN LLC
filed 2004-08-16
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        On August 16, 2004, 10,000,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

HUNTSMAN LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$116.3	$127.8
Accounts and notes receivables (net of allowance for doubtful accounts of $17.5 and $19.7, respectively)	1,067.8	925.1
Inventories	869.8	892.9
Prepaid expenses	21.0	40.3
Deferred income taxes	3.0	3.0
Other current assets	88.2	87.0

Total current assets	2,166.1	2,076.1
Property, plant and equipment, net	4,361.8	4,572.1
Investment in unconsolidated affiliates	162.2	158.0
Intangible assets, net	262.2	281.9
Goodwill	3.3	3.3
Deferred income taxes	12.0	12.0
Other noncurrent assets	628.7	611.5

Total assets	$7,596.3	$7,714.9

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable, including overdraft of $12.4 and $7.5, respectively	$832.9	$752.1
Accrued liabilities	597.3	585.7
Deferred income taxes	14.5	14.5
Current portion of long-term debt	41.7	134.0

Total current liabilities	1,486.4	1,486.3
Long-term debt	5,209.1	5,059.8
Long-term debt—affiliates	423.9	393.8
Deferred income taxes	235.0	234.8
Other noncurrent liabilities	429.8	456.2

Total liabilities	7,784.2	7,630.9

Minority interests	57.8	134.5

Commitments and contingencies (Note 15)
Member's equity (deficit):
Member's equity, 10,000,000 units	1,095.2	1,095.2
Accumulated deficit	(1,367.3)	(1,182.5)
Accumulated other comprehensive income	26.4	36.8

Total member's (deficit) equity	(245.7)	(50.5)

Total liabilities and member's equity	$7,596.3	$7,714.9

See accompanying notes to consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Trade sales	$2,470.8	$1,554.3	$4,818.4	$2,334.3
Related party sales	17.2	22.8	24.3	74.6

Total revenues	2,488.0	1,577.1	4,842.7	2,408.9
Cost of goods sold	2,207.9	1,410.0	4,349.1	2,201.2

Gross profit	280.1	167.1	493.6	207.7
EXPENSES:
Selling, general and administrative	127.6	105.5	252.3	144.1
Research and development	14.6	13.6	32.4	19.3
Other operating (income) expense	21.0	(16.1)	14.4	(20.0)
Restructuring and plant closing costs	150.5	22.4	159.2	22.4

Total expenses	313.7	125.4	458.3	165.8

Operating (loss) income	(33.6)	41.7	35.3	41.9
Interest expense, net	(133.3)	(103.7)	(277.5)	(138.2)
Loss on accounts receivable securitization program	(3.0)	(8.5)	(6.5)	(8.5)
Equity in income (losses) of investment in unconsolidated affiliates	1.0	(4.0)	1.7	(38.1)
Other expense	(2.1)	—	(3.9)	(0.3)

Loss before income tax and minority interests	(171.0)	(74.5)	(250.9)	(143.2)
Income tax benefit (expense)	(6.4)	6.3	(7.5)	6.3

Loss before minority interest	(177.4)	(68.2)	(258.4)	(136.9)
Minority interest in subsidiaries' loss	47.5	15.8	73.6	15.8

NET LOSS	(129.9)	(52.4)	(184.8)	(121.1)
Other comprehensive (loss) income	(11.8)	51.8	(10.4)	59.2

COMPREHENSIVE LOSS	$(141.7)	$(0.6)	$(195.2)	$(61.9)

See accompanying notes to consolidated financial statements.

See "Note 1—General" concerning the consolidation of HIH, effective as of May 1, 2003, and its effect on comparability of amounts.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) (UNAUDITED)

(Dollars and Units in Millions)

	Member's equity
			Accumulated deficit	Accumulated other comprehensive income (loss)
	Units	Amount			Total
Balance, December 31, 2003	10.0	$1,095.2	$(1,182.5)	$36.8	$(50.5)
Net loss	—	—	(184.8)	—	$(184.8)
Other comprehensive loss	—	—	—	(10.4)	(10.4)

Balance, June 30, 2004	10.0	$1,095.2	$(1,367.3)	$26.4	$(245.7)

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(184.8)	$(121.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	(1.7)	38.0
Depreciation and amortization	224.5	111.8
Provision for loss on accounts receivable	2.6	—
Noncash restructuring, plant closing, and asset impairment charges	102.6	12.3
Net cost of debt repayment	2.1	—
Net cash interest on affiliate debt	0.3	—
Loss on disposal of plant and equipment	0.7	0.8
Noncash interest expense	70.3	26.0
Deferred income tax expense (benefit)	5.1	(6.9)
Gain on foreign currency transactions	(9.3)	(14.8)
Minority interests in subsidiaries	(73.6)	(15.8)
Changes in operating assets and liabilities:
Accounts and notes receivables	(184.6)	92.3
Change in receivables sold, net	29.7	1.9
Inventories	19.2	(54.6)
Prepaid expenses	20.9	26.2
Other current assets	(26.9)	(7.5)
Other noncurrent assets	(47.2)	(13.4)
Accounts payable	58.4	(73.1)
Accrued liabilities	27.1	(9.2)
Other noncurrent liabilities	4.2	(3.5)

Net cash provided by (used in) operating activities	39.6	(10.6)

CASH FLOW FROM INVESTING ACTIVIES:
Capital expenditures	(89.9)	(58.9)
Net cash received from unconsolidated affiliates	8.3	1.0
Investment in unconsolidated affiliate	(11.8)	—
Advances to unconsolidated affiliates	(1.1)	(1.5)

Net cash used in investing activities	(94.5)	(59.4)

CASH FLOW FROM FINANCING ACTIVIES:
Net borrowings under revolving loan facilities	89.3	116.3
Net borrowings on overdraft	(7.5)	—
Capital contribution by minority shareholder	2.7	1.8
Issuance of senior unsecured notes	400.0	—
Repayment of long-term debt	(388.6)	(21.9)
Debt issuance costs	(12.1)	(12.8)

Net cash provided by financing activities	83.8	83.4

Effect of exchange rate changes on cash	(40.4)	11.8

Increase (decrease) in cash and cash equivalents	(11.5)	25.2
Cash and cash equivalents at beginning of period	127.8	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2

Cash and cash equivalents at end of period	$116.3	$118.8

Supplemental cash flow information:
Cash paid for interest	203.1	81.7
Cash paid for income taxes	20.8	3.8

Supplemental non-cash activities:

        On May 9, 2003, HMP, the indirect parent of the Company, exercised an option that it held to purchase ICI's 30% membership interest in HIH. At that time, HMP purchased the remaining approximate 9% membership interest in HIH owned by certain institutional investors. As such, effective May 1, 2003, HIH became a consolidated subsidiary of the Company. As of May 1, 2003, HIH's total assets of $5,163.9 million (including cash of $62.2 million), total liabilities of $4,889.2 million and minority interest of $1.0 million were consolidated into the Company. In addition, the Company recorded minority interest of $111.1 million to reflect HMP's 40% interest in HIH. See "Note 1—General."

See accompanying notes to consolidated financial statements.

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

Company

        The Company is a Utah limited liability company and all of its units of interest are owned by HMP Equity Holdings Corporation ("HMP"). HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation ("HGI"), subject to warrants that, if exercised, would entitle the holders to acquire up to 12% of the common stock of HMP. HGI is owned 100% by Huntsman Holdings, LLC, a Delaware limited liability company ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned 50.2% by the Huntsman family, 47.8% by MatlinPatterson Global Opportunities Partners, L.P. ("MatlinPatterson"), 1.8% by Consolidated Press Holdings Limited and its subsidiaries ("Consolidated Press") and 0.2% by senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned 93.7%, indirectly, by MatlinPatterson, 3.6% by Consolidated Press, 1.8% by the Huntsman Cancer Foundation, 0.6% by senior management and 0.3% by the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson and Consolidated Press that track the performance of an affiliate, Huntsman Advanced Materials LLC ("AdMat"). AdMat's results of operations are not included in the Company's consolidated financial statements. The Huntsman family has board and operational control of the Company.

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

Interim Financial Statements

        The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's special financial report on Form 10-K for the year ended December 31, 2003.

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

Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

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

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. The Company is currently evaluating whether the drug benefit provided by its postretirement plans would be considered actuarially equivalent. If the Company determines its plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$225.6	$257.2
Work in progress	32.7	32.7
Finished goods	653.2	619.8

Total	911.5	909.7
LIFO reserves	(41.2)	(15.5)
Lower of cost or market reserves	(0.5)	(1.3)

Net	$869.8	$892.9

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $9.9 million payable and $8.2 million payable (46,700,196 and 26,910,072 pounds, respectively) at June 30, 2004 and December 31, 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Land	$101.5	$100.7
Buildings	382.8	383.4
Plant and equipment	5,942.8	6,004.2
Construction in progress	261.6	249.0

Total	6,688.7	6,737.3
Less accumulated depreciation	(2,326.9)	(2,165.2)

Net	$4,361.8	$4,572.1

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$3.5	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	13.8	13.2
Louisiana Pigment Company, L.P. (50%)	122.1	130.4
Rubicon, LLC (50%)	1.1	1.0
BASF Huntsman Shanghai Isocyanate Inventment BV (50%)(1)	17.9	6.1
Others	1.3	1.2

Total equity method investment	159.7	155.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5
Total cost method investment	2.5	2.5

Total investment	$162.2	$158.0

(1)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets consist of the following (dollars in millions):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$409.6	$163.3	$246.3	$405.0	$143.7	$261.3
Licenses and other agreements	18.3	10.5	7.8	18.3	9.5	8.8
Non-compete agreements	49.6	42.2	7.4	49.6	38.5	11.1
Other intangibles	2.5	1.8	0.7	2.4	1.7	0.7

Total	$480.0	$217.8	$262.2	$475.3	$193.4	$281.9

        Amortization expense for intangible assets for the six month period ended June 30, 2004 and 2003, is $16.5 million and $1.2 million, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year Ended December 31	Estimated Amortization Expense
2004	$38.0
2005	37.5
2006	29.3
2007	29.3
2008	29.3

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Prepaid pension assets	$256.1	$254.4
Debt issuance costs	125.6	83.5
Capitalized turnaround expense	121.1	83.9
Receivables from affiliates	11.4	25.2
Spare parts inventory	45.5	100.5
Other noncurrent assets	69.0	64.0

Total	$628.7	$611.5

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Payroll, severance and related costs	$101.0	$124.1
Interest	121.7	103.9
Volume and rebates accruals	75.8	89.5
Income taxes	43.2	51.7
Taxes (property and VAT)	62.6	61.8
Pension liabilities	24.8	21.3
Restructuring and plant closing costs	86.3	22.6
Environmental accruals	10.6	8.6
Interest and commodity hedging accruals	1.8	11.3
Other miscellaneous accruals	69.5	90.9

Total	$597.3	$585.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Pension liabilities	$300.6	$246.5
Other postretirement benefits	82.5	78.8
Environmental accruals	22.3	26.3
Restructuring and plant closing costs	—	2.7
Fair value of interest derivative	4.8	9.5
Other noncurrent liabilities	19.6	92.4

Total	$429.8	$456.2

10.   Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $86.3 million and $25.3 million, respectively. During the six months ended June 30, 2004, the Company, on a consolidated basis, recorded additional reserves of $78.1 million, including reserves for workforce reductions, demolition and decommissioning and facility closure costs. During the 2004 period, the Company made cash payments against these reserves of $17.1 million.

        As of June 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Facility closure costs	Total
Accrued liabilities as of December 31, 2003	$22.5	$2.6	$0.2	$—	$25.3
Charges	56.8	5.5	—	15.8	78.1
Payments(1)	(16.7)	(0.2)	(0.2)	—	(17.1)

Accrued liabilities as of June 30, 2004	$62.6	$7.9	$—	$15.8	$86.3

(1)
Includes impact of foreign currency translation.

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$—	$25.3
Charges	22.9	20.9	27.0	5.1	2.2	78.1
Payments(1)	(10.6)	(0.5)	(5.6)	(0.4)	—	(17.1)

Accrued liability as of June 30, 2004	$28.1	$22.8	$25.7	$7.5	$2.2	$86.3

(1)
Includes impact of foreign currency translation.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.1 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the six months ended June 30, 2004, the Performance Products segment accrued restructuring charges of $20.9 million, of which $5.1 million are payable in cash, and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities. On July 1, 2004, the Company announced the closure of its Guelph, Ontario, Canada Performance Products manufacturing facility. Production will be moved to the Company's other larger, more efficient facilities. These restructuring activities are not expected to result in additional charges. Workforce reductions of approximately 66 positions are anticipated. The Performance Products segment reserve totaled $22.8 million as of June 30, 2004.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the six months ended June 30, 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.1 million, of which $1.5 million are payable in cash, and made cash payments of $0.4 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of less than $1.0 million through 2005 and in workforce reductions of approximately 23 positions, of which 13 positions have been reduced in the six months ended June 30, 2004. The Polymers segment reserve totaled $7.5 million as of June 30, 2004.

        As of June 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $25.7 and $4.3 million, respectively. During the six months ended June 30, 2004, the Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, the Company announced that, following a review of the Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total TiO2 production capacity in the fourth quarter of 2004. As a result of this decision, the Company has recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, the Company determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. During the second quarter of 2004, the Company recorded additional charges of $10.0 million in regard to previously announced restructuring activities which primarily relate to workforce reductions. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at the Wilton, U.K. facility. During the six months ended June 30, 2004, the Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

11.   Debt

        Debt outstanding consists of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Huntsman LLC Debt (excluding HIH and HI):
HLLC credit facilities:
Term Loan A	$606.3	$606.3
Term Loan B	96.1	459.0
Revolving loan facility	86.5	12.2
Other debt:
HLLC senior secured notes	450.9	450.5
Huntsman Polymers senior unsecured notes	—	36.8
HLLC senior unsecured fixed rate notes	300.0	—
HLLC senior unsecured floating rate notes	100.0	—
HLLC senior subordinated fixed rate notes	44.2	44.2
HLLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	100.3	99.7
Huntsman Australia Holdings Corporation (HAHC) credit facilities	36.8	44.5
Huntsman Chemical Company Australia (HCCA) credit facilities	14.4	48.7
Subordinated note and accrued interest—affiliate	38.0	35.5
Term note payable to a bank	9.4	9.5
Other	6.4	5.6

Total HLLC debt, excluding HIH and HI	1,904.4	1,867.6
HI debt:
HI credit facilities:
Term B loan	620.1	620.1
Term C loan	620.1	620.1
Revolving loan facility	37.0	22.0
Other debt:
HI Senior notes	456.6	457.1
HI Senior subordinated notes	1,150.4	1,169.8
Other debt	36.5	38.0

Total HI debt	2,920.7	2,927.1
HIH debt:
Senior discount notes	463.7	434.6
Senior subordinated discount notes—affiliate	385.9	358.3

Total HIH debt	849.6	792.9
Total HIH consolidated debt	3,770.3	3,720.0

Total debt	$5,674.7	$5,587.6

Current portion	$41.7	$134.0
Long-term portion—excluding affiliates	5,209.1	5,059.8

Total long-term debt—excluding affiliates	5,250.8	5,193.8
Long-term debt—affiliates	423.9	393.8

Total debt	$5,674.7	$5,587.6

Huntsman LLC Debt (Excluding HIH and HI)

  HLLC Credit Facilities

        As of June 30, 2004, the Company's senior secured credit facilities (the "HLLC Credit Facilities") consist of a $275 million revolving credit facility maturing in 2006 (the "HLLC Revolving Facility") and two term loan facilities maturing in 2007 in the amount of $606.3 million ("Term Loan A") and $96.1 million ("Term Loan B" and, collectively with Term Loan A, the "HLLC Term Facilities"). Term Loan A has scheduled quarterly maturities commencing March 2006, with the final balance due at maturity. The total outstanding balance of Term Loan B is due at maturity.

        On June 22, 2004, the Company applied $362.9 million from the proceeds from its offering of the HLLC Unsecured Notes (as defined below) to Term Loan B. See "—Senior Unsecured Notes (HLLC Unsecured Notes)" below. In addition, as discussed in "—Senior Secured Notes (2003 HLLC Secured Notes)" below, in 2003, the Company repaid a total of $331.8 million on Term Loan A and $65.0 million on the HLLC Revolving Facility, without reducing commitments. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        The HLLC Revolving Facility is secured by a first lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and the Company's domestic restricted subsidiaries, which does not include HIH or HI. The HLLC Term Facilities are secured by a second lien on substantially the same assets that secure the HLLC Revolving Facility. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by the Company's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are HLLC Guarantors. As of June 30, 2004 and December 31, 2003, the weighted average interest rates on the HLLC Credit Facilities were 5.8% and 7.3%, respectively, excluding the impact of interest rate hedges.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on the Company's most recent ratio of total debt to "EBITDA" (as defined in the HLLC Revolving Facility credit agreement), or (ii) a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA. As of June 30, 2004, the interest rate on the HLLC Revolving Facility was LIBOR plus 3.50%.

        As of June 30, 2004, borrowings under the HLLC Term Facilities bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 4.0% and 9.0% for Term Loan A and Term Loan B, respectively, or (ii) a prime-based rate plus an applicable margin of 3.00% and 8.0% for Term Loan A and Term Loan B, respectively. On June 23, 2004, in accordance with the HLLC Credit Facilities agreement, the applicable margin for Term Loan A decreased 0.75% (75 basis points) in conjunction with the repayment of $362.9 million on Term Loan B. This agreement also provides for quarterly escalating interest rates on Term Loan B of up to maximum LIBOR and prime based margins of 9.75% and 8.75%, respectively by July 2004.

        The HLLC Credit Facilities provide for financial covenants including a minimum interest coverage ratio, a minimum fixed charge ratio and maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of these types, including limitations on liens, debt and the sale of assets. On May 6, 2004, the Company amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amended the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit the Company, after certain levels of repayment of Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of its Australian subsidiaries. As noted in "—Other Debt" below, on June 24, 2003, the Company used $25 million of the proceeds from the offering of the HLLC Unsecured Notes to repay existing indebtedness at Huntsman Chemical Company Australia Pty. ("HCCA").

        Management believes that the Company is in compliance with the covenants of the HLLC Credit Facilities as of June 30, 2004.

  Senior Secured Notes (2003 HLLC Secured Notes)

        On September 30, 2003, the Company sold $380 million aggregate principal amount of 11 5/8% senior secured notes due 2010 at a discount to yield 11 7/8% in a private offering (the "September 2003 Offering"). The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on Term Loan A. On December 3, 2003 the Company sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "2003 HLLC Secured Notes") at a discount to yield 11.72% (the "December 2003 Offering"). The proceeds of this offering were used to repay $35.2 million on Term Loan A. The remaining proceeds of this offering were temporarily applied to reduce outstanding borrowings under the HLLC Revolving Facility, and the Company, on January 28, 2004, used $37.5 million of the net cash proceeds to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount. The 2003 HLLC Secured Notes bear interest at a rate of 11 5/8% per annum and interest is payable semi-annually on April 15 and October 15. The 2003 HLLC Secured Notes mature on October 15, 2010 and are secured by a second lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries (which do not include HIH or HI). The 2003 HLLC Secured Notes are effectively subordinated to all the Company's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facilities. The 2003 HLLC Secured Notes are also guaranteed by the HLLC Guarantors. In accordance with the Company's contractual obligation to register the 2003 HLLC Secured Notes, the Company's registration statement on Form S-4/A filed with the U.S. Securities and Exchange Commission became effective on February 13, 2004 and the exchange offer of unregistered 2003 HLLC Secured Notes for registered 2003 HLLC Secured Notes was completed on March 29, 2004.

        The 2003 HLLC Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009, and prior to October 15, 2007 at a redemption price equal to the greater of (1) 105.813% of the principal amount thereof plus all required interest payments due on such notes through October 15, 2007, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof.

        The indenture governing the 2003 HLLC Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the 2003 HLLC Secured Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the 2003 HLLC Secured Notes as of June 30, 2004.

  Senior Unsecured Notes (HLLC Unsecured Notes)

        On June 22, 2004, the Company sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Unsecured Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2004 was 8.80%. The proceeds from the offering were used to repay $362.9 million on Term Loan B and $25 million to repay existing indebtedness at HCCA. See "—Other Debt" below. The HLLC Unsecured Notes are unsecured obligations of the Company and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010, and prior to July 15, 2008 at a redemption price equal to the greater of (1) 105.75% of the principal amount thereof plus all required interest payments due on such notes through July 15, 2008, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008, and prior to July 15, 2006 at a redemption price equal to the greater of (1) 104.0% of the principal amount thereof plus all required interest payments due on such notes through July 15, 2006, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof.

        The indenture governing the HLLC Unsecured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the HLLC Unsecured Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the HLLC Unsecured Notes as of June 30, 2004.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        The Company's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2004 are unsecured subordinated obligations of the Company and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of the Company and effectively junior to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of the Company after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 4.5% and 4.4% as of June 30, 2004 and December 31, 2003, respectively.

        On January 28, 2004, the Company used $37.5 million of the net cash proceeds from the December 2003 Offering to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed interest rate of 11 3/4%, and an outstanding balance of $36.8 million as of December 31, 2003. The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount.

        Prior to the Restructuring completed September 30, 2002, the indentures governing the HLLC Notes and Huntsman Polymers Notes contained certain restrictive covenants. Concurrently with the closing of the Restructuring, previously executed amendments to the indentures became effective and virtually all the restrictive covenants contained in the indentures were eliminated.

  Other Debt

        Huntsman Specialty's subordinated note in the aggregate principal amount of $75.0 million accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2004 and December 31, 2003, the unamortized discount on the note is $6.3 million and $6.9 million, respectively.

        Certain of the Company's Australian subsidiaries maintain credit facilities that are non-recourse to the Company. HCCA, in its capacity as trustee of the HCA Trust, holds the Company's Australian styrenics assets. HCCA maintains a credit facility (the "HCCA Facility"), consisting of a term facility. On June 24, 2004, the Company used $25 million of proceeds from the offering of the HLLC Unsecured Notes to repay a portion of the HCCA Facility, including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). In connection with this repayment, a preexisting payment default was cured and the remaining term facility was amended. The outstanding loan amount matures and is due on July 31, 2005. The HCCA Facility contains no financial covenants, and borrowings under the HCCA Facility bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of June 30, 2004, the weighted average interest rate for the HCCA Facility was 6.8%. The HCCA Facility is secured by effectively all the assets of the HCA Trust. Management believes that HCCA is in compliance with the covenants of the HCCA Facility as of June 30, 2004.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold the Company's Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of June 30, 2004, borrowings under the HAHC Facilities total A$53.2 million ($36.8 million) and bear interest at a base rate plus a spread of 2%. As of June 30, 2004, the weighted average interest rate for the HAHC Facilities was 7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are collateralized by effectively all of the assets of the HAHC subsidiaries in addition to a stock pledge of the shares of one of its U.S. subsidiaries. The HAHC Facilities are subject to financial covenants, including a debt service ratio, a leverage ratio, an interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of June 30, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities but was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. The outstanding debt balances due under the HAHC Facilities have been classified in current portion of long-term debt.

        On July 2, 2001, the Company entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of the tenth anniversary of the issuance date or the date of the repayment in full in cash of all indebtedness of the Company under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of June 30, 2004 and December 31, 2003, accrued interest added to the principal balance was $13.0 million and $10.5 million, respectively.

HI Debt

        The HIH and HI debt transactions and balances prior to the HIH Consolidation Transaction, effective May 1, 2003, are not included in the accompanying financial statements.

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of June 30, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, HI amended and restated the HI Credit Facilities. The HI Credit Facilities as amended and restated now consist of a revolving loan facility of up to $375 million with a maturity of September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). At the closing of the amendment and restatement of the HI Credit Facilities, of the $126.6 million of net proceeds, $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increased liquidity is available for general corporate purposes and to provide a portion of funds for the potential construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of June 30, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.4% and 5.6%, respectively, excluding the impact of interest rate hedges. Pursuant to the amendment and restatement, the current applicable interest rate spreads were reduced by 0.25% (25 basis points) on the HI Revolving Facility and by 0.875% (87.5 basis points) on the HI Term Facility.

        HI's obligations under the HI Credit Facilities are supported by guarantees of the Company, substantially all of HI's domestic subsidiaries and certain foreign subsidiaries, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, capital expenditures and maintenance of certain financial ratios. The amendment and restatement provided for, among other things, the amendment of certain financial covenants, including changes to the maximum leverage ratio, the minimum interest coverage ratio, and an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "Note 13—Securitization of Accounts Receivable." Management believes that, as of June 30, 2004, HI was in compliance with the covenants of the HI Credit Facilities.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI issued $300 million 9 7/8% Senior Notes (collectively with the 2003 HI Senior Notes (defined below), the "HI Senior Notes"). Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI

Senior Notes are redeemable, in whole or in part, at any time by HI on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the HI Senior Notes may be redeemed by HI, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008. On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "2003 HI Senior Notes"). The 2003 HI Senior Notes were priced at 105.25%.

        HI also has outstanding $600 million and €450 million ($550.4 million as of June 30, 2004) 10 1/8% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of HI's domestic subsidiaries and certain foreign subsidiaries (collectively, the "HI Guarantors"). The HI Subordinated Notes are redeemable, in whole or in part, at any time by HI prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the HI Subordinated Notes may be redeemed by HI at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of June 30, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of June 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. ("HPS"), which is a consolidated affiliate. On September 19, 2003, HPS obtained secured financing for the construction of the production facilities. HPS obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding value added tax ("VAT") payments in the amount of approximately $0.6 million. As of June 30, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.1% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by HPS under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until HPS has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

HIH Debt

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH is in compliance with the covenants of the HIH Discount Notes as of June 30, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. The modification of the terms resulted in a significant decrease in the present value of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of June 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of June 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $221.0 million and $191.9 million of accrued interest, respectively. As of June 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $127.4 million and $112.3 million of accrued interest, respectively, and $6.8 million and $19.2 million of discount, respectively.

	Years Ended
	June 30, 2005	June 30, 2006 - 2008	June 30, 2009 - 2010	After June 30, 2010	Total
Total debt	$41.7	$1,034.8	$3,709.7	$888.5	$5,674.7

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

        As of June 30, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	June 30, 2004	December 31, 2003
Interest rate swaps
Notional amount	$295.0	$447.5
Fair value	(5.2)	(14.4)
Weighted average pay rate	4.66%	5.49%
Maturing	2004 - 2007	2004 - 2007
Interest rate collars
Notional amount	$100.0	$150.0
Fair value	(1.0)	(4.8)
Weighted average cap rate	7.13%	7.00%
Weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

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

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on the Company's variable rate debt. The fair value of these interest rate contracts designated as hedges as of June 30, 2004 and December 31, 2003 was a loss of approximately $4.5 million and $13.0 million, respectively, which is recorded in other accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of June 30, 2004, losses of approximately $7.1 million are expected to be reclassified into earnings over the remainder of 2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. Income of $0.3 million and $0.7 million was recorded in interest expense in the six months ended June 30, 2004 and 2003, respectively.

        As of June 30, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $1.7 million and $6.2 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in interest income of $3.9 million.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

Commodity Price Hedging

        As of June 30, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of June 30, 2004 there were no commodity price hedging contracts designated as fair value hedges. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of June 30, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the six months ended June 30, 2004 and the six months ended June 30, 2003, the Company recorded an increase of $3.3 million and a reduction of $2.6 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133. During the six months ended June 30, 2003, the Company recorded a reduction of $0.9 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $19.0 million and a loss of $48.8 million in other comprehensive income (loss) (foreign currency translation adjustments) for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, there was a cumulative net loss of approximately $107.3 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $184 million and $154 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively.

Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on HI's balance sheet. On April 16, 2004 HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) consist of the following (dollars in millions):

	Accumulated income (loss)		Income (loss)
	June 30, 2004	December 31, 2003	June 30, 2004	June 30, 2003
Foreign currency translation adjustments	$146.8	$171.6	$(24.8)	$10.1
Unrealized loss on nonqualified plan investments	0.7	0.6	0.1	0.3
Unrealized gain (loss) on derivative instruments	(7.9)	(15.7)	7.8	3.1
Minimum pension liability, net of tax	(95.2)	(95.2)	—	—
Minimum pension liability unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized gain (loss) on securities	0.1	0.2	(0.1)	—
Other comprehensive income (loss) of minority interest	(22.4)	(28.3)	5.9	(0.4)
Other comprehensive income (loss) of unconsolidated affiliates	9.9	9.2	0.7	46.1

Total	$26.4	$36.8	$(10.4)	$59.2

15.   Commitments and Contingencies

        The Company has various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. The Company has also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. These contracts approximate $35 million annually through 2005, declining to approximately $16 million after 2011. Historically, the Company has not made any minimum payments under its take or pay contracts.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise discussed in "Note 16—Legal Matters," based in part on the indemnities provided to the Company by Imperial Chemical Industries PLC ("ICI") and Huntsman Specialty in connection with the transfer of business to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

16.   Legal Matters

        HI has settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts HI has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts it believes are due to it. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, HI recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. HI expects that it will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, HI does not believe that it has material ongoing exposure for additional Discoloration Claims, after giving effect to its rights under contracts of indemnity, including the rights of indemnity it has against ICI. Nevertheless, HI can provide no assurance that its costs with respect to Discoloration Claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to the Company in connection with the transfer of businesses to it and its insurance coverage, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition or results of operations.

17.   Environmental Matters

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $64 million, including approximately $34 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $32 million has been accrued related to environmental related liabilities as of June 30, 2004, including approximately $16 million related to HIH. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

  Potential Liabilities

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company is aware of the following matters and believes (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on its results of operations or financial position:

        On June 29, 2004, management at the Port Neches, Texas facilities was notified by the Texas Commission on Environmental Quality ("TCEQ") of potential Clean Air Act violations relating to the operation of cooling towers at two of the plants. The Company was invited by TCEQ to provide information that might mitigate the various alleged violations. The Company responded in writing to TCEQ during the week of July 19, 2004. It is likely that penalties will be proposed by the agency for some or all of the alleged violations.

        By letter dated July 13, 2004, the TCEQ notified the Company that it is contemplating an enforcement action against the Company for nuisance odors near the Port Neches, Texas plant on May 28, 2004. The notice advises the Company to begin taking actions immediately to address the outstanding alleged violation. The plant is currently investigating the matter.

        By letter dated July 20, 2004, the TCEQ notified the Company that it is contemplating an enforcement action based upon 29 separate alleged violations for various upset events at the Port Neches facilities. The notice advises the Company to begin taking actions immediately to address the outstanding alleged violations. The plant is currently investigating the allegations.

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent the Company an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur, Texas plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. The Company responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against the Company is unknown at this time.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including the Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals into the air that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for heath impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company did not own the tanks from which the acid leaked; however, it did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which the Company is complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia, S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        The Company has been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 39 asbestos exposure cases pending against the Company. Among the cases currently pending, management is aware of three claims of mesothelioma. The Company does not have sufficient information at the present time to estimate any liability in these cases. Although the Company cannot provide specific assurances, based on its understanding of similar cases, management believes that the Company's ultimate liability in these cases will not be material to its financial position or results of operations.

        The Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of its businesses. Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at or from its properties regardless of when the contamination occurred. For example, the Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, the Company does not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on the Company.

        The Company is aware that there is or may be soil or groundwater contamination at some of its other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, Nova Chemicals Corporation, The Rohm and Haas Company, Rhodia, S.A., Shell, Texaco and Dow Chemical, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        In addition, the Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property on which phosphorus mining was conducted); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility which ICI is alleged to have used); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Star Lake Superfund Site, Texas (located near the Port Neches facility); the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged PCB-handling site); the North Maybe Canyon Mine near Soda Springs, Idaho (an alleged former property on which phosphorus was mined); and the Malone Services Site, Texas City, Texas (an off-site disposal location). With respect to the Belpre, Georgetown Canyon, Aerex, and North Maybe Canyon sites, which are under investigation, the Company is unable to determine whether such liabilities may be material to it because it does not have information sufficient to evaluate the claims. With respect to the remaining matters, based on current information and past experience, the Company does not believe such matters will have a material adverse effect on it.

        Based upon currently available information, the Company does not anticipate that any of the potential liabilities referenced above will materially adversely affect its financial position or results of operations.

  Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur, Texas area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. The Company currently believes that this change in status will not require additional controls and/or work practices to meet the as yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, the Company believes that any additional capital required to comply with the new rules based on this area reclassification, above its existing operating plans for plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., sites at Wilton, North Tees, and Whitehaven have all submitted applications and received certification of their permits. The site at Llanelli has submitted a report to the Environmental Agency and a draft permit has been received and is currently under review for comment. The Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while the Greatham site is preparing to submit its application in 2005. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to its operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and the Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to its facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. In Spain and Italy the IPPC directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and the sites at Barcelona, Scarlino, Patrica, and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg, Osnabrück and Deggendorf.). The Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

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

        In addition, while the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, it cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

  Other Matters

        The TCEQ and the Company settled outstanding allegations of environmental regulatory violations at the Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around the C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause the Company to incur costs that could be material.

        The State of Texas settled an air enforcement case with the Company relating to the Port Arthur plant on May 13, 2003. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, as of May 17, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on the Company's financial position.

18.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has five reportable operating segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	TiO2
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Polyurethanes	$733.8	$385.9	$1,373.4	$385.9
Performance Products	451.2	365.6	906.0	644.9
Polymers	324.2	269.6	638.7	558.4
Pigments	278.2	170.6	533.1	170.6
Base Chemicals	911.2	511.4	1,770.3	827.7
Eliminations	(210.6)	(125.9)	(378.8)	(178.6)

Total	$2,488.0	$1,577.2	$4,842.7	$2,408.9

Segment EBITDA(1)
Polyurethanes	$100.0	$30.8	$172.8	$30.8
Performance Products	16.0	9.2	51.4	46.1
Polymers	0.2	22.7	19.1	36.1
Pigments	(83.5)	19.1	(75.8)	19.1
Base Chemicals	81.2	30.2	134.5	22.0
Corporate and other(2)	10.3	12.6	22.7	(31.5)

Total	$124.2	$124.6	$324.7	$122.6

Segment EBITDA(1)	$124.2	$124.6	$324.7	$122.6
Interest income (expense), net	(132.9)	(103.7)	(277.5)	(138.2)
Income tax benefit (expense)	(6.8)	6.3	(7.5)	6.3
Depreciation and amortization	(114.4)	(79.6)	(224.5)	(111.8)

Net loss	$(129.9)	$(52.4)	$(184.8)	$(121.1)

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes minority interest in subsidiaries' loss, unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

19.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months and six months ended June 30, 2004 and 2003, are as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
Components of net periodic benefit cost	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Service cost	$10.3	$9.3	$0.7	$0.8
Interest cost	18.3	16.6	1.7	2.0
Expected return on assets	(17.9)	(15.2)	—	—
Amortization of transition obligation	0.4	0.4	—	—
Amortization of prior service cost	0.3	0.4	(0.4)	(0.1)
Amortization of actuarial loss	4.0	4.0	0.9	0.8

Net periodic benefit cost	$15.4	$15.5	$2.9	$3.5

	Defined Benefit Plans		Other Postretirement Benefit Plans
Components of net periodic benefit cost	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Service cost	$14.1	$12.5	$1.4	$1.5
Interest cost	24.4	22.5	3.2	3.9
Expected return on assets	(22.3)	(19.4)	—	—
Amortization of transition obligation	0.8	0.8	—	—
Amortization of prior service cost	0.6	0.6	(0.7)	(0.1)
Amortization of actuarial loss	4.6	4.3	1.7	1.4

Net periodic benefit cost	$22.2	$21.3	$5.6	$6.7

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time employees of the Company and certain of its affiliates. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years.

20.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the HLLC Guarantors, on a combined, and where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2004 and December 31, 2003. There are no contractual restrictions limiting transfers of cash from the HLLC Guarantors to the Company, other than Huntsman Specialty. Each of the HLLC Guarantors is 100% owned by the Company and has fully and unconditionally guaranteed the 2003 HLLC Secured Notes and the HLLC Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the HLLC Guarantors because management believes that such information is not material to investors.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.4	$14.9	$100.0	$—	$116.3
Receivables-net	61.7	353.9	729.3	(77.1)	1,067.8
Inventories	39.6	191.4	638.8	—	869.8
Prepaid expenses	0.1	0.7	20.2	—	21.0
Deferred income tax	—	—	3.0	—	3.0
Other current assets	0.3	(0.2)	88.1	—	88.2

Total current assets	103.1	560.7	1,579.4	(77.1)	2,166.1
Property, plant and equipment, net	98.6	1,048.1	3,194.3	20.8	4,361.8
Investment in unconsolidated affiliates	(736.4)	318.6	180.4	399.6	162.2
Intangible assets, net	2.2	9.2	254.9	(4.1)	262.2
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,219.7	180.3	458.1	(2,229.4)	628.7

Total assets	$1,687.9	$2,134.0	$5,667.1	$(1,892.7)	$7,596.3

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade accounts payable	$53.2	$219.3	$637.5	$(77.1)	$832.9
Accrued liabilities	62.7	86.6	448.0	—	597.3
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	2.0	1.2	52.9	(14.4)	41.7

Total current liabilities	118.6	320.9	1,138.4	(91.5)	1,486.4
Long-term debt	1,737.0	2,219.3	3,891.5	(2,214.8)	5,633.0
Other noncurrent liabilities	77.9	146.8	205.1	—	429.8
Deferred income taxes	—	—	237.5	(2.5)	235.0

Total liabilities	1,933.5	2,687.0	5,472.5	(2,308.8)	7,784.2

Minority interest in consolidated subsidiaries	—	59.0	6.1	(7.3)	57.8

Member's equity (deficit:)
Member's equity	1,095.2	56.4	565.5	(621.9)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	214.4	116.5	(330.9)	—
Accumulated deficit	(1,367.1)	(983.0)	(547.3)	1,530.1	(1,367.3)
Accumulated other comprehensive loss	26.3	28.2	53.8	(81.9)	26.4

Total member's (deficit) equity	(245.6)	(612.0)	188.5	423.4	(245.7)

Total liabilities and member's equity	$1,687.9	$2,134.0	$5,667.1	$(1,892.7)	$7,596.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.7	$10.0	$116.1	$—	$127.8
Receivables-net	125.3	553.5	580.4	(334.1)	925.1
Inventories	36.5	203.1	653.3	—	892.9
Prepaid expenses	1.5	23.3	23.8	(8.3)	40.3
Deferred income tax	—	—	3.0	—	3.0
Other current assets	—	0.2	86.8	—	87.0

Total current assets	165.0	790.1	1,463.4	(342.4)	2,076.1
Property, plant and equipment, net	104.6	1,064.6	3,381.0	21.9	4,572.1
Investment in unconsolidated affiliates	(523.3)	457.8	176.3	47.2	158.0
Intangible assets, net	2.4	10.5	273.1	(4.1)	281.9
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,164.3	121.1	467.8	(2,141.7)	611.5

Total assets	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade accounts payable	$22.5	$179.9	$522.8	$1.7	$726.9
Accounts payable-affiliates	153.5	165.1	42.4	(335.8)	25.2
Accrued liabilities	81.8	105.7	406.6	(8.4)	585.7
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	1.3	37.7	95.0	—	134.0

Total current liabilities	259.8	502.2	1,066.8	(342.5)	1,486.3
Long-term debt	1,622.9	2,157.0	3,812.7	(2,139.0)	5,453.6
Other noncurrent liabilities	81.5	147.9	229.4	(2.6)	456.2
Deferred income taxes	—	—	237.3	(2.5)	234.8

Total liabilities	1,964.2	2,807.1	5,346.2	(2,486.6)	7,630.9

Minority interest in consolidated subsidiaries	—	60.9	3.6	70.0	134.5

Member's equity (deficit:)
Member's equity	1,095.2	—	565.5	(565.5)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	270.8	116.3	(387.1)	—
Accumulated deficit	(1,182.5)	(790.9)	(338.1)	1,129.0	(1,182.5)
Accumulated other comprehensive loss	36.8	41.3	68.1	(109.4)	36.8

Total member's (deficit) equity	(50.5)	(406.8)	411.8	(5.0)	(50.5)

Total liabilities and member's equity	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman LLC
REVENUES:
Trade sales	$99.5	$720.7	$1,650.6	$—	$2,470.8
Related party sales	—	55.2	74.8	(112.8)	17.2
Expenses billed to subsidiaries	7.1	(1.4)	(5.7)	—	—

Total revenues	106.6	774.5	1,719.7	(112.8)	2,488.0
Cost of goods sold	91.6	741.2	1,484.2	(109.1)	2,207.9

Gross profit	15.0	33.3	235.5	(3.7)	280.1
EXPENSES:
Selling, general and administrative	8.0	29.4	93.4	(3.2)	127.6
Research and development	—	4.8	9.8	—	14.6
Other operating income (expense)	(1.4)	(2.5)	24.9	—	21.0
Restructuring and plant closing costs	—	0.2	150.3	—	150.5

Total expenses	6.6	31.9	278.4	(3.2)	313.7

Operating income (loss)	8.4	1.4	(42.9)	(0.5)	(33.6)
Interest income (expense), net	8.6	(47.4)	(94.5)	—	(133.3)
Loss on accounts receivable securitization program	—	—	(3.0)	—	(3.0)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(140.6)	(90.3)	1.0	230.9	1.0
Other (expense) income	(6.0)	0.4	3.5	—	(2.1)

Loss before income taxes and minority interest	(129.6)	(135.9)	(135.9)	230.4	(171.0)
Income tax expense	(0.2)	—	(6.2)	—	(6.4)

Loss before minority interest	(129.8)	(135.9)	(142.1)	230.4	(177.4)
Minority interest in subsidiaries' loss	—	0.7	—	46.8	47.5

Net (loss) income	(129.8)	(135.2)	(142.1)	277.2	(129.9)
Other comprehensive loss	(11.8)	(14.0)	(13.2)	27.2	(11.8)

Comprehensive loss	$(141.6)	$(149.2)	$(157.3)	$306.4	$(141.7)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
REVENUES:
Trade sales	$70.3	$534.1	$939.4	$10.5	$1,554.3
Related party sales	—	74.1	26.3	(77.6)	22.8
Expenses billed to subsidiaries	22.5	(13.2)	5.5	(14.8)	—

Total revenues	92.8	595.0	971.2	(81.9)	1,577.1
Cost of goods sold	72.4	574.4	844.5	(81.3)	1,410.0

Gross profit	20.4	20.6	126.7	(0.6)	167.1
EXPENSES:
Selling, general and administrative	(19.0)	35.2	74.7	14.6	105.5
Research and development	—	5.0	8.6	—	13.6
Other operating income	(1.6)	(4.6)	(9.9)	—	(16.1)
Restructuring and plant closing costs	—	0.9	21.5	—	22.4

Operating income (loss)	41.0	(15.9)	31.8	(15.2)	41.7
Interest expense, net	(0.6)	(36.3)	(66.8)	—	(103.7)
Loss on accounts receivable securitization program	—	—	(8.5)	—	(8.5)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	(88.5)	(29.3)	0.4	113.4	(4.0)
Other income (expense)	—	—	—	—	—

Loss before income taxes and minority interest	(48.1)	(81.5)	(43.1)	98.2	(74.5)
Income tax benefit	—	—	6.3	—	6.3

Loss before minority interest	(48.1)	(81.5)	(36.8)	98.2	(68.2)
Minority interest in subsidiaries' loss	—	0.4	—	15.4	15.8

Net loss	(48.1)	(81.1)	(36.8)	113.6	(52.4)
Other comprehensive income (loss)	51.8	47.3	(64.6)	17.3	51.8

Comprehensive income (loss)	$3.7	$(33.8)	$(101.4)	$130.9	$(0.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantor	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
REVENUES:
Trade sales	$187.6	$1,425.0	$3,205.8	$—	$4,818.4
Related party sales	—	109.9	112.3	(197.9)	24.3
Expenses billed to subsidiaries	14.2	(13.6)	(0.6)	—	—

Total revenues	201.8	1,521.3	3,317.5	(197.9)	4,842.7
Cost of goods sold	171.8	1,447.0	2,920.8	(190.5)	4,349.1
Gross profit	30.0	74.3	396.7	(7.4)	493.6
EXPENSES:
Selling, general and administrative	17.1	54.9	186.7	(6.4)	252.3
Research and development	—	9.4	23.0	—	32.4
Other operating income (expense)	(1.5)	(4.3)	20.2	—	14.4
Restructuring and plant closing costs	—	0.2	159.0	—	159.2

Total Expenses	15.6	60.2	388.9	(6.4)	458.3
Operating income (loss)	14.4	14.1	7.8	(1.0)	35.3
Interest income (expense), net	8.0	(90.2)	(195.3)	—	(277.5)
Gain on accounts receivable securitization program	—	—	(6.5)	—	(6.5)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(201.3)	(128.7)	1.7	330.0	1.7
Other (expense) income	(7.9)	0.4	3.6	—	(3.9)

Loss before income taxes and minority interest	(186.8)	(204.4)	(188.7)	329.0	(250.9)
Income tax benefit (expense)	2.1	—	(9.6)	—	(7.5)

Loss before minority interest	(184.7)	(204.4)	(198.3)	329.0	(258.4)
Minority interest in subsidiaries' loss	—	1.5	72.1	—	73.6

Net loss	(184.7)	(202.9)	(126.2)	329.0	(184.8)
Other comprehensive (loss) income	(10.5)	(13.1)	(12.3)	25.5	(10.4)

Comprehensive (loss) income	$(195.2)	$(216.0)	$(138.5)	$354.5	$(195.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
REVENUES:
Trade sales and services	$158.3	$1,161.9	$1,025.0	$(10.9)	$2,334.3
Related party sales	—	133.9	34.7	(94.0)	74.6
Expenses billed to subsidiaries	28.0	(26.6)	(1.4)	—	—

Total revenues	186.3	1,269.2	1,058.3	(104.9)	2,408.9
Cost of goods sold	142.3	1,234.3	928.6	(104.0)	2,201.2

Gross profit	44.0	34.9	129.7	(0.9)	207.7
EXPENSES:
Selling, general and administrative	20.5	45.7	78.3	(0.4)	144.1
Research and development	—	10.1	9.2	—	19.3
Other operating income	(2.5)	(8.4)	(9.1)	—	(20.0)
Restructuring and plant closing costs	—	0.9	21.5	—	22.4

Total Expenses:	18.0	48.3	99.9	(0.4)	165.8

Operating income (loss)	26.0	(13.4)	29.8	(0.5)	41.9
Interest income (expense), net	2.3	(71.2)	(69.3)	—	(138.2)
Loss on sale of accounts receivable	—	—	(8.5)	—	(8.5)
Equity in (losses) income of investment in unconsolidated affiliates	(167.7)	(63.2)	0.9	191.9	(38.1)
Other income (expense)	0.1	0.4	(0.8)	—	(0.3)

Loss before income taxes and minority interest	(139.3)	(147.4)	(47.9)	191.4	(143.2)
Income tax benefit	—	—	6.3	—	6.3

Loss before minority interest	(139.3)	(147.4)	(41.6)	191.4	(136.9)
Minority interest in subsidiaries' loss	—	—	—	15.8	15.8

Net loss	(139.3)	(147.4)	(41.6)	207.2	(121.1)
Other comprehensive income (loss)	59.2	53.5	(61.9)	8.4	59.2

Comprehensive loss	$(80.1)	$(93.9)	$(103.5)	$215.6	$(61.9)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Net cash (used in) provided by operating activities	$(58.0)	$48.6	$49.0	$—	$39.6

Investing activities:
Capital expenditures	(1.5)	(26.7)	(61.7)	—	(89.9)
Investment in unconsolidated affiliate	—	—	(11.8)	—	(11.8)
Net borrowings (repayments) of intercompany debt	(50.4)	23.2	34.4	—	7.2

Net cash used in investing activities	(51.9)	(3.5)	(39.1)	—	(94.5)

Financing activities:
Net borrowings under revolving loan facilities	74.3	—	15.0	—	89.3
Net borrowings on overdraft	—	—	(7.5)	—	(7.5)
Capital contribution by minority shareholder	—	—	2.7	—	2.7
Issuance of senior unsecured notes	400.0	—	—	—	400.0
Repayment of long-term debt	(351.6)	(37.0)	—	—	(388.6)
Debt issuance costs	(12.1)	—	—	—	(12.1)

Net cash provided by (used in) financing activities	110.6	(37.0)	10.2	—	83.8

Effect of exchange rate changes on cash	(1.2)	(3.1)	(36.1)		(40.4)

Increase (decrease) in cash and cash equivalents	(0.5)	5.0	(16.0)	—	(11.5)
Cash and cash equivalents at beginning of period	1.8	10.0	116.0	—	127.8

Cash and cash equivalents at end of period	$1.3	$15.0	$100.0	$—	$116.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent company	Guarantors	Non guarantors	Eliminations	Consolidated Huntsman LLC
Net cash provided by (used in) operating activities	$(71.9)	$14.3	$47.4	$(0.4)	$(10.6)

Investing activities:
Capital expenditures for plant and equipment	(7.0)	(25.1)	(26.8)	—	(58.9)
Net cash received from unconsolidated affiliates	—	—	0.3	—	0.3
Advances to unconsolidated affiliates	—	—	(0.8)	—	(0.8)
Notes receivable	(24.1)	—	—	24.1	—

Net cash used in investing activities	(31.1)	(25.1)	(27.3)	24.1	(59.4)

Financing activities:
Net borrowings on revolving loan facilities	112.3	—	4.0	—	116.3
Repayment of long-term debt	(0.7)	(0.6)	(20.6)	—	(21.9)
Capital contribution by minority shareholder	—	—	1.8	—	1.8
Net borrowings from parent	—	12.1	12.0	(24.1)	—
Debt issuance costs	(12.8)	—	—	—	(12.8)

Net cash provided by (used in) financing activities	98.8	11.5	(2.8)	(24.1)	83.4

Effect of exchange rate changes on cash	—	—	11.4	0.4	11.8

Increase (decrease) in cash and cash equivalents	(4.2)	0.7	28.7	—	25.2
Cash and cash equivalents, including restricted cash at beginning of period	6.3	10.1	15.0	—	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and cash equivalents at end of period	$2.1	$10.8	$105.9	$—	$118.8

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

        In the "Supplemental Discussion of Results of Operations for the Restricted Group for the Three and Six Months Ended June 30, 2004" below and in certain other places in this report that deal with our restricted group, the terms "we," "our," "us," "HLLC" and "Huntsman LLC" refer to Huntsman LLC and its restricted subsidiaries (and not its unrestricted subsidiaries).

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information, we have consolidated the operations and elimination entries of related parties for HIH for the three and six months ended June 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated on the date indicated or that may be expected in the future.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is followed by a supplemental discussion captioned "Supplemental Discussion of Results of Operations for the Restricted Group for the Three and Six Months Ended June 30, 2004" that provides information with respect to our restricted group, excluding HIH.

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

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols
Polymers	Ethylene (produced at our Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide ("TiO2")
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, paraxylene and cyclohexane

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

        Historically, the demand for many of our Polyurethanes products has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

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

Recent Developments

HI Amendment and Restatement

        On July 13, 2004, HI completed an amendment and restatement of its senior secured credit facilities (the "HI Credit Facilities"). Pursuant to the amendment and restatement, the HI revolving credit facility (the "HI Revolving Facility") was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, HI's existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with a new term loan B consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility. Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR interest rate spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below.

HLLC Credit Facilities Amendment and HLLC Senior Unsecured Note Offering

        On May 6, 2004, we amended certain financial covenants in our senior secured credit facilities (the "HLLC Credit Facilities"). The amendment applies to both our revolving facility (the "HLLC Revolving Facility") and our term loan facilities (the "HLLC Term Facilities") and provides for, among other things, the amendment and of certain financial covenants through the fourth quarter 2005. The amendment provides for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit us, after certain levels of repayment of our term loan B ("Term Loan B") to use subordinated debt or equity proceeds to repay a portion of the outstanding indebtedness of our Australian subsidiaries.

        On June 22, 2004, we sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Unsecured Notes"). The net proceeds from the offering were used to repay $362.9 million on Term Loan B, which as of July 1, 2004 bears an interest rate of LIBOR plus 9.75%, reducing its balance to $96.1 million, and $25 million to repay existing indebtedness at Huntsman Chemical Company Australia Pty. ("HCCA") (see "Liquidity and Capital Resources—Debt"

below). Also, in accordance with the HLLC Term Facilities credit agreement, upon repayment of the $362.9 million on Term Loan B, the applicable margin on our term loan A ("Term Loan A") decreased 0.75% (75 basis points) from LIBOR plus 4.75% to LIBOR plus 4.00%.

Results of Operations (Historical)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues	$2,488.0	$1,577.2	$4,842.7	$2,408.9
Cost of goods sold	2,207.9	1,410.1	4,349.1	2,201.2

Gross profit	280.1	167.1	493.6	207.7
Selling, general and administrative, research and development, and other operating expense	163.2	102.9	299.1	143.3
Restructuring and plant closing costs	150.5	22.4	159.2	22.4

Operating income	(33.6)	41.8	35.3	42.0
Interest expense, net	(133.3)	(103.7)	(277.5)	(138.2)
Loss on sale of accounts receivable	(3.0)	(8.5)	(6.5)	(8.5)
Equity income (loss) on investments in unconsolidated affiliates	1.0	(4.1)	1.7	(38.0)
Other income (expense)	(2.1)	—	(3.9)	(0.3)

Loss before income tax benefit and minority interests	(171.0)	(74.5)	(250.9)	(143.0)
Income tax (expense) benefit	(6.4)	6.3	(7.5)	6.3
Minority interests in subsidiaries' loss (income)	47.5	15.8	73.6	15.8

Net loss	$(129.9)	$(52.4)	$(184.8)	$(120.9)

Interest expense, net	133.3	103.7	277.5	138.2
Income tax (benefit) expense	6.4	(6.3)	7.5	(6.3)
Depreciation and amortization	114.4	79.6	224.5	111.6

EBITDA(1)	$124.2	$124.6	$324.7	$122.6

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

        Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange gains—unallocated	$(5.4)	$24.3	$8.0	$27.1
Loss on accounts receivable securitization program	(3.0)	(8.6)	(6.5)	(8.6)
Early extinguishment of debt	(2.5)	—	(4.2)	—
Asset write down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Restructuring and reorganization:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(1.4)
Performance Products	(20.9)	(20.1)	(20.9)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and reorganization	$(150.5)	$(22.4)	$(159.2)	$(22.4)

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information we have consolidated the additional operations and elimination entries of related parties for HIH for the three and six months ended June 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH on the date indicated or that may be expected in the future.

Results of Operations (Pro Forma)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Pro Forma) (Unaudited) (Dollars in Millions)

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
Revenues	$2,488.0	$1,984.9	25%	$4,842.7	$4,049.6	20%
Cost of goods sold	2,207.9	1,777.8	24%	4,349.1	3,667.0	19%

Gross profit	280.1	207.1	35%	493.6	382.6	29%
Selling, general and administrative, research and development, and other operating expense	163.2	118.3	38%	299.1	241.9	24%
Restructuring and plant closing costs	150.5	22.4	572%	159.2	39.5	303%

Operating income	(33.6)	66.4	NM	35.3	101.2	(65)%
Interest expense, net	(133.3)	(127.7)	4%	(277.5)	(251.4)	10%
Loss on sale of accounts receivable	(3.0)	(11.3)	NM	(6.5)	(20.5)	(68)%
Equity income (loss) on investments in unconsolidated affiliates	1.0	0.3	233%	1.7	0.9	89%
Other (expense) income	(2.1)	0.1	NM	(3.9)	(2.5)	56%

Loss before income tax benefit and minority interests	(171.0)	(72.2)	137%	(250.9)	(172.3)	46%
Income tax benefit (expense)	(6.4)	0.8	NM	(7.5)	8.7	NM
Minority interests in subsidiaries' loss (income)	47.5	18.8	153%	73.6	41.8	76%

Net loss	$(129.9)	$(52.6)	147%	$(184.8)	$(121.8)	52%

Interest expense, net	133.3	127.7	4%	277.5	251.4	10%
Income tax (benefit) expense	6.4	(0.8)	NM	7.5	(8.7)	NM
Depreciation and amortization	114.4	101.2	13%	224.5	202.8	11%

EBITDA(1)	$124.2	$175.5	(29)%	$324.7	$323.7	—

NM—Not meaningful

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

        Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange gains (losses)—unallocated	$(5.4)	$39.7	$8.0	$56.9
Loss on accounts receivable securitization program	(3.0)	(11.3)	(6.5)	(20.5)
Early extinguishment of debt	(2.5)	—	(4.2)	—
Asset write down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Restructuring and reorganization:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(18.5)
Performance Products	(20.9)	(20.1)	(20.9)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and reorganization	$(150.5)	$(22.4)	$(159.2)	$(39.5)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (Pro Forma)

        For the three months ended June 30, 2004, we had a net loss of $129.9 on revenues of $2,488.0 compared to a net loss of $52.6 million on revenues of $1,984.9 million for the same period in 2003. The increase of $77.3 million in net loss was the result of the following items:

  •
  Revenues for the three months ended June 30, 2004 increased by $503.1 million, or 25%, to $2,488.0 million from $1,984.9 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices in our Polyurethanes, Performance Products, Base Chemicals and Polymers segments and increased sales volumes in our Polyurethanes, Base Chemicals and Pigments segments. Average selling prices increased primarily in response to improved market conditions and the effects of higher underlying raw material and energy prices. Average selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due to improved customer demand for our products.

  •
  Gross profit for the three months ended June 30, 2004 increased by $76.0 million to $280.1 million, or 37%, from $204.1 million in the same period in 2003. This increase was mainly the result of higher average selling prices and sales volumes which more than offset higher raw material and energy costs in the second quarter of 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher primarily due to the strength of the major European currencies versus the U.S. dollar.

  •
  Selling, general and administrative, research and development and other operating expenses (collectively, "SG&A") for the three months ended June 30, 2004 increased by $47.8 million, or 42%, to $163.2 million from $115.3 million in the same period in 2003. This increase was a result of a $45.1 million decrease in unallocated foreign exchange gains in the three months ended June 30, 2004 as compared to the same period in 2003. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims (as defined below) and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the three months ended June 30, 2004 increased by $128.1 million to $150.5 million from $22.4 million in the same period in 2003. For the three months ended June 30, 2004, our Polyurethanes segment recorded charges of $18.1 million related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites; our Performance Products segment recorded charges of $20.5 million related the closure of our Guelph, Canada facility; our Polymers segment recorded charges of $5.1 million related to the closure of a manufacturing unit in Australia; our Pigments segment recorded charges of $104.2 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions; and our Base Chemicals segment recorded charges of $2.2 million. Of the $150.5 million of restructuring and plant closing costs for the three months ended June 30, 2004, $50.0 million are charges payable in cash and $100.5 million are non-cash charges.

  •
  Net interest expense for the three months ended June 30, 2004 increased by $5.6 million to $132.9 million from $133.3 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the three months ended June 30, 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on senior discount notes of HIH (the "HIH Senior Discount Notes") and the senior subordinated discount notes of HIH (the "HIH Senior Subordinated Discount Notes" and, together with the HIH Senior Discount Notes, the "HIH Discount Notes"). Until maturity, interest on the HIH Discount Notes is paid in kind, not in cash.

  •
  Loss on HI's accounts receivable securitization program decreased $8.3 million to a loss of $3.0 million for the three months ended June 30, 2004 as compared to a loss of $11.3 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $7.2 million to an expense of $6.4 million for the three months ended June 30, 2004 as compared to income tax benefit of $0.8 million for the three months ended June 30, 2003. Our tax obligations are affected by the mix of income and losses in the tax regimes of the jurisdictions in which we operate. Increased tax expenses occurred due to an increase in estimated taxable income in various jurisdictions that don't have any prior year net operating losses to offset the income. Additional tax expense also occurred because we are unable to benefit from losses incurred in other jurisdictions because full valuation allowances were required to be placed against the current losses.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended June 30,
	2004	2003	% Change
Revenues
Polyurethanes	$733.9	$565.8	30%
Performance Products	451.2	405.2	11%
Polymers	324.2	269.6	20%
Pigments	278.2	255.4	9%
Base Chemicals	911.2	641.4	42%
Eliminations	(210.7)	(152.5)	38%

Total	$2,488.0	$1,984.9	25%

Segment EBITDA
Polyurethanes	$100.0	$48.1	108%
Performance Products	16.0	9.5	68%
Polymers	0.2	22.7	(99)%
Pigments	(83.4)	30.9	NM
Base Chemicals	81.2	34.7	134%
Corporate and other	10.2	29.7	(66)%

Total	$124.2	$175.6	(29)%

NM—Not meaningful

Polyurethanes

        For the three months ended June 30, 2004, Polyurethanes revenues increased by $168.0 million, or 30%, to $733.9 million from $565.8 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, supported by 8% higher average selling prices. MDI sales volumes increased by 38%, 18% and 10% in Asia, Europe and the Americas, respectively. Higher MDI volumes reflect recent improvement in the global economy. The increase in MDI average selling prices resulted from improved market demand and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 11% as average selling prices increased by 7% and sales volumes increased by 4%. Total PO/MTBE products sales revenues increased by 64%. However, PO revenues, excluding tolling, decreased by 3% due to a 9% decrease in volumes which was partly offset by a 6% increase in average selling prices. PO tolling revenue decreased by 9% due to a 10% reduction in average selling prices. MTBE sales revenue increased by 53% due to a 32% increase in average selling prices in response to stronger crude oil and gasoline markets, on relatively unchanged sales volumes.

        For the three months ended June 30, 2004, Polyurethanes segment EBITDA increased by $51.9 million to $100.0 million from $48.1 million for the same period in 2003. Increased segment EBITDA resulted mainly from increased sales volumes and higher average selling prices which contributed $70.8 million, partly offset by increased raw material and energy costs of $7.7 million. We also recorded $18.1 million in restructuring charges in connection with the cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the second quarter of 2003, we recorded restructuring charges in the amount of $1.4 million. SG&A and fixed manufacturing costs decreased $3.3 million and $1.2 million, respectively, as lower costs resulting from our ongoing restructuring efforts were partially offset by the effects of the strength of the major European currencies versus the U.S. dollar.

Performance Products

        For the three months ended June 30, 2004, Performance Products revenues increased by $46.0 million, or 11%, to $451.2 million from $405.2 million for the same period in 2003. Overall, average selling prices increased by 11%, while sales volumes increased by 1%. Ethylene glycol revenues increased by 38% as average selling prices increased by 34% in response to higher raw material and energy costs and improved market conditions. Ethylene glycol sales volumes increased by 3% due to improved market demand. MAn revenues increased by 33% on an increase in sales volumes of 36%, primarily due to strong demand in the housing and recreational markets. Surfactants revenues increased by 6%, resulting from a 9% increase in average selling prices, partially offset by a 2% decrease in volumes. Average selling prices for our surfactants rose in response to higher raw material and energy costs, improved product mix and the strength of European and Australian currencies versus the U.S. dollar. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines, increased competition in the marketplace and reduced production at our Chocolate Bayou, Texas facility. Amine revenues increased by 4%, resulting from a 7% increase in average selling prices in response to higher raw material and energy costs and due to an improved product mix, while volumes decreased by 4% following the cessation of production of intermediate material for an affiliate.

        For the three months ended June 30, 2004, Performance Products segment EBITDA increased by $6.5 million to $16.0 million from $9.5 million for the same period in 2003. In the three months ended June 30, 2004, we recorded a $20.3 million charge for the closure of our Guelph, Canada facility, and in the same period in 2003 we recorded a $20.1 million charge for the closure of a number of units at our Whitehaven, U.K. surfactants facility. Average selling prices increased $43.7 million, more than offsetting a $32.7 million increase in raw material and energy costs. Lower sales volumes, particularly in our surfactants business reduced EBITDA by $3.1 million. Fixed manufacturing costs increased by $4.6 million due to the strength of the major European currencies versus the U.S. dollar, partially offset by benefits from our cost reduction programs, especially in our surfactants operations.

Polymers

        For the three months ended June 30, 2004, Polymers revenues increased by $54.6 million, or 20%, to $324.2 million from $269.6 million for the same period in 2003. Overall sales volumes increased by 11% and average selling prices increased by 9%. Polyethylene revenues increased by 9%, resulting from a 4% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 5% increase in sales volumes. Polypropylene revenues increased by 15%, resulting from a 11% increase in average selling prices, primarily in response to higher raw material costs, and a 3% increase in sales volumes due to improved customer demand. APAO revenues increased by 8%, as sales volumes increased 9% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 47%, resulting from a 45% increase in sales volumes due to stronger customer demand and a 1% increase in average selling prices, primarily in response to higher underlying raw material and energy costs. Australian styrenics revenues increased by 24%, resulting from an 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar and in response to an increase in raw material costs and a 5% increase in sales volumes.

        For the three months ended June 30, 2004, Polymers segment EBITDA decreased by $22.5 million to $0.2 million from $22.7 million for the same period in 2003. The decrease in EBITDA is primarily due to $48.9 million in increased raw material and energy costs, partially offset by $26.0 million resulting from higher prices and $7.3 million resulting from higher sales volumes. The turnaround and inspection ("T&I") at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $2.7 million, including $1.8 million of maintenance costs associated with the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in the three months ended June 30, 2004 related to the closure of an Australian manufacturing unit.

Pigments

        For the three months ended June 30, 2004, Pigment revenues increased by $22.8 million, or 9%, to $278.2 million from $255.4 million for the same period in 2003. Sales volumes increased by 9%, with volumes increasing by 13%, 7% and 8% in North America, Asia and Europe, respectively, due to improved customer demand. Average selling prices remained at similar levels compared to the same period in 2003, as an underlying decrease of 5% in local currency prices was largely offset by the effect of strength of the major European currencies versus the U.S. dollar. Average selling prices as measured in local currencies rose by 2% in Asia, but fell by 9% in Europe and 3% in North America.

        For the three months ended June 30, 2004, Pigments segment EBITDA decreased by $114.3 million to a loss of $83.4 million from income of $30.9 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $104.2 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA was impacted by $9.9 million due primarily to higher sales volumes, offset by $10.1 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. In addition, manufacturing costs were $3.9 million lower, mainly due to an increase in the amount of manufacturing costs absorbed in inventories, partially offset by the strength of the major European currencies versus the U.S. dollar. SG&A costs were $1.0 million lower mainly as a result of ongoing cost reduction initiatives.

Base Chemicals

        For the three months ended June 30, 2004, Base Chemicals revenues increased $269.8 million, or 42%, to $911.2 million from $641.4 million for the same period in 2003. Overall, average selling prices increased by 21% and sales volumes increased by 17%. Ethylene revenues increased by 36% due to a 19% increase in average selling prices and a 15% increase in sales volumes. Propylene revenues increased by 25% due to a 16% increase in average selling prices and an 8% increase in sales volumes. Cyclohexane revenues increased by 53% as average selling prices increased 27% and sales volumes increased 20%. Benzene revenues were 56% higher due to a 27% increase in sales volume and a 24% increase in average selling prices. Sales volumes were higher on stronger demand in Europe and in the U.S. A T&I at our U.S. olefins facility in the second quarter of 2003 negatively impacted sales volumes for the 2003 period. Average selling prices increased mainly in response to improved market conditions, higher raw material prices and the strength of the major European currencies versus the U.S. dollar.

        For the three months ended June 30, 2004, Base Chemicals segment EBITDA increased by $46.5 million to $81.2 million from $34.7 million for the same period in 2003. Increased EBITDA is primarily the result of a $168.5 million increase resulting from higher average selling prices and a $7.8 million increase resulting from increased sales volumes, partially offset by a $132.9 million increase in raw material and energy costs. EBITDA also increased due to a $3.5 million decrease in SG&A costs. SG&A was lower as a result of a $2.8 million benefit from cost savings initiatives, $1.8 million from the non-recurring write off of customer debt in the 2003 period and $1.4 million in foreign currency gains, offset by $2.2 million in restructuring and plant closing costs spent in 2004.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the three months ended June 30, 2004, EBITDA from corporate and other items decreased by $19.5 million to income of $10.2 million from income of $29.7 million for the same period in 2003. Lower EBITDA resulted primarily from a $45.1 million negative impact from unallocated foreign currency gains and losses in the three months ended June 30, 2004 as compared to the comparable period in 2003. This decrease was partially offset by a decrease of $28.7 million in minority interest in subsidiaries' loss and reduced losses on our accounts receivable securitization program, which decreased by $8.3 million to a loss of $3.0 million in the three months ended June 30, 2004 as compared to a loss of $11.3 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA from corporate and other items also decreased by $2.5 million as a result of net losses on early extinguishment of debt.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (Pro Forma)

        For the six months ended June 30, 2004, we had a net loss of $184.8 on revenues of $4,842.7 compared to a net loss of $121.9 million on revenues of $4,049.6 million for the same period in 2003. The increase of $62.9 million in net loss was the result of the following items:

  •
  Revenues for the six months ended June 30, 2004 increased by $793.1 million, or 20%, to $4,842.7 million from $4,049.6 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices and due to increased sales volumes in our Polyurethanes, Polymers, Pigments and Base Chemicals segments. Average selling prices increased primarily due to the effects of underlying raw material and energy prices and improved market conditions. Selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due to improved customer demand for our products.

  •
  Gross profit for the six months ended June 30, 2004 increased by $117.0 million to $493.6 million from $376.6 million in the same period in 2003. This increase, in all our segments except Performance Products, was mainly the result of higher average selling prices which more than offset higher raw material and energy costs in the six months ended June 30, 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher due to the strength of the major European currencies versus the U.S. dollar.

  •
  SG&A for the six months ended June 30, 2004 increased by $63.1 million to $299.1 million from $236.0 million in the same period in 2003. This increase was a result of a $48.9 million decrease in unallocated foreign exchange gains in the three months ended June 30, 2004 as compared to the same period in 2003. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the six months ended June 30, 2004 increased by $119.7 million to $159.2 million from $39.5 million in the same period in 2003. For the six months ended June 30, 2004, our Polyurethanes segment recorded charges of $22.9 million primarily related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites; our Performance Products segment recorded charges of $20.9 million primarily related the closure of our Guelph, Canada facility; our Polymers segment recorded charges of $5.1 million related to the closure of a manufacturing unit in Australia; our Pigments segment recorded charges of $108.1 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions; and our Base Chemicals segment recorded restructuring charges of $2.2 million. Of the $159.2 million of restructuring and plant closing costs for the six months ended June 30, 2004, $58.7 million are charges payable in cash and $100.5 million are non-cash charges.

  •
  Net interest expense for the six months ended June 30, 2004 increased by $26.1 million to $277.5 million from $251.4 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the first half 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the HIH Discount Notes. Until maturity, interest on the HIH Discount Notes is paid in kind, not in cash.

  •
  Loss on HI's accounts receivable securitization program decreased $14.0 million to a loss of $6.5 million for the six months ended June 30, 2004 as compared to a loss of $20.5 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $16.2 million to an expense of $7.5 million for the six months ended June 30, 2004 as compared to income tax benefit of $8.7 million for the six months ended June 30, 2003. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax expenses were due primarily to increases in valuation allowances against net operating loss carryforwards in certain of these jurisdictions.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Six months ended June 30,
			% Change
	2004	2003
Revenues
Polyurethanes	$1,373.4	$1,120.7	23%
Performance Products	906.0	826.5	10%
Polymers	638.7	558.4	14%
Pigments	533.1	501.5	6%
Base Chemicals	1,770.3	1,338.8	32%
Eliminations	(378.8)	(296.3)	28%

Total	$4,842.7	$4,049.6	20%

Segment EBITDA
Polyurethanes	$172.8	$88.3	96%
Performance Products	51.4	48.7	6%
Polymers	19.1	36.1	(47)%
Pigments	(75.8)	59.8	NM
Base Chemicals	134.5	53.0	154%
Corporate and other	22.7	37.8	(40)%

Total	$324.7	$323.7	0%

NM—Not meaningful

Polyurethanes

        For the six months ended June 30, 2004, Polyurethanes revenues increased by $252.8 million, or 23%, to $1,373.5 million from $1,120.7 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, and a 9% increase in average selling prices. MDI sales volumes rose by 49%, 30% and 11% in Asia, Europe and the Americas, respectively, due to improved customer demand resulting from stronger global economic conditions. MDI average selling prices increased by 9% as a result of improved market conditions and in response to increased raw material costs and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 12% as average selling prices increased by 9% and sales volumes increased by 3%. PO/MTBE product sales revenues increased by 27%. PO revenues, excluding tolling, decreased 1% on a 4% decrease in volumes due to a T&I which took place in the first quarter 2004, partly offset by a 3% increase in average selling prices. MTBE sales revenue increased by 14% due to a 13% increase in selling prices due to stronger crude oil and gasoline markets and a 1% increase in sales volumes.

        For the six months ended June 30, 2004, Polyurethanes segment EBITDA increased by $84.5 million to $172.8 million from $88.3 million for the same period in 2003. Increased segment EBITDA resulted mainly from a $127.0 million increase in revenue due to higher sales volumes and higher average selling prices, partly offset by $39.3 million in increased raw material and energy costs. We also recorded $22.9 million in restructuring charges in 2004 in connection with cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the first half of 2003, we recorded restructuring charges in the amount of $18.5 million. For the six months ended June 30, 2004, fixed manufacturing costs increased $1.2 million and SG&A costs decreased $2.7 million, as savings from our ongoing restructuring activities were more than sufficient to offset the impact of the strength of the major European currencies versus the U.S. dollar.

Performance Products

        For the six months ended June 30, 2004, Performance Products revenues increased by $79.5 million, or 10%, to $906.0 million from $826.5 million for the same period in 2003. Overall, average selling prices increased by 13%, while sales volumes fell by 2%. Ethylene glycol revenues increased by 4% as average selling prices rose by 24% in response to higher raw material and energy costs and improved market conditions, partially offset by a 17% decrease in sales volumes due to reduced production in the first quarter 2004 attributable to maintenance activities at one of our ethylene oxide units. MAn revenues increased by 30%, mainly due to a 25% increase in sales volumes, primarily due to strong demand in the housing and recreational markets. Surfactants revenues increased by 8%, resulting from an 11% increase in average selling prices, partially offset by a decrease of 3% in sales volumes. Average selling prices for our surfactants rose in response to higher raw material and energy costs, improved product mix and the strength of European and Australian currencies versus the U.S. dollar. The reduction in surfactants sales volumes was primarily due to reduced customer demand in certain product lines, increased competition in the marketplace and reduced production at our Chocolate Bayou, Texas facility and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Amine revenues increased by 10%, resulting from a 6% increase in average selling prices in response to higher raw material and energy costs and due to an improved product mix, while sales volumes increased by 1%, mainly due to an increase in ethanolamines sales volumes.

        For the six months ended June 30, 2004, Performance Products segment EBITDA increased by $2.7 million to $51.4 million from $48.7 million for the same period in 2003. In the six months ended June 30, 2004, we recorded a $20.3 million charge for the closure of our Guelph, Canada facility, and in the same period in 2003 we recorded a $20.1 million charge for the closure of a number of units at our Whitehaven, U.K. facility. Average selling prices increased EBITDA by $95.3 million, more than offsetting a $78.8 million increase in raw material and energy costs. Lower sales volumes, particularly in our surfactants business, reduced EBITDA by $11.7 million. Fixed manufacturing costs increased by

$1.6 million, as additional maintenance expenditures, particularly at our Jefferson County and Chocolate Bayou, Texas facilities, and $7.2 million of additional expense resulting from the strength of the major European currencies versus the U.S. dollar largely offset by cost reduction programs, especially in our surfactants operations.

Polymers

        For the six months ended June 30, 2004, Polymers revenues increased by $80.3 million, or 14%, to $638.7 million from $558.4 million for the same period in 2003. Overall, Polymers segment average selling prices increased by 7% and sales volumes increased by 7%. Polyethylene revenues increased by 4%, resulting from a 6% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 2% decrease in sales volumes. Lower sales volumes largely resulted from lower polyethylene sales in the first quarter 2004 to build inventory for the planned T&I at our Odessa facility, as well as the delayed restart of our LLDPE plant. Polypropylene revenue increased by 16%, resulting from a 12% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 4% increase in sales volumes as demand strengthened in this market. APAO revenues increased by 13%, as sales volumes increased 14% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 16%, resulting from a 7% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, while sales volumes increased by 9% due to stronger customer demand. Australian styrenics revenues increased by 17%, resulting from an 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar versus the U.S. dollar and in response to increases in raw material costs, partially offset by a 1% decrease in sales volumes.

        For the six months ended June 30, 2004, Polymers segment EBITDA decreased by $17.0 million to $19.1 million from $36.1 million for the same period in 2003. The decrease in EBITDA is primarily the result of a $60.6 million increase in raw material and energy prices, largely offset by a $51.4 million increase in selling prices and a $4.5 million increase in sales volumes. The T&I at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $7.8 million, including $1.8 million resulting from the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in 2004 related to the closure of an Australian manufacturing unit.

Pigments

        For the six months ended June 30, 2004, Pigments segment revenues increased by $31.6 million, or 6%, to $533.1 million from $501.5 million for the same period in 2003. Sales volumes increased by 4%, with volumes increasing by 9%, 7% and 2% in Asia, North America and Europe, respectively, due to stronger customer demand, primarily in the second quarter. Average selling prices increased by 2%, primarily due to the strength of the major European currencies versus the U.S. dollar. Average selling prices in local currencies rose by 2% in Asia but fell by 8% in Europe and by 3% in North America.

        Pigments segment EBITDA for the six months ended June 30, 2004 decreased by $135.6 million to a loss of $75.8 million from income of $59.8 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $108.1 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA increased $9.6 million as a result of higher sales volumes and $9.0 million due to higher average selling prices, offset by $17.3 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. Fixed manufacturing costs increased by $10.6 million and SG&A costs increased by $3.2 million mainly due to the impact of the strength of the major European currencies versus the U.S. dollar, offset by cost reductions as a result of our ongoing cost savings initiatives.

Base Chemicals

        For the six months ended June 30, 2004, Base Chemicals revenues increased $431.5 million, or 32%, to $1,770.3 million from $1,338.8 million for the same period in 2003. Overall, average selling prices increased 18% and sales volumes increased 12%. Ethylene revenues increased by 52% due to sales volume and average selling price increases of 32% and 15% respectively. Propylene revenues increased by 26% due to a 16% increase in average selling prices and an 8% increase in sales volumes. Cyclohexane revenues increased by 105% due to a 56% increase in average selling prices and a 31% increase in sales volumes. Benzene revenues increased by 42% due to a 22% increase in average selling prices and a 16% increase in sales volumes. Sales volumes were higher on stronger demand in Europe and in the U.S. and as a result of the scheduled T&I at our U.S. olefins facility which occurred in the second quarter 2003. Average selling prices increased mainly in response to improved market conditions, higher raw material prices and the strength of the major European currencies versus the U.S. dollar.

        For the six months ended June 30, 2004, Base Chemicals segment EBITDA increased by $81.5 million to $134.5 million from $53.0 million for the same period in 2003. Increased EBITDA is primarily the result of a $252.2 million increase as a result of higher average selling prices and a $19.7 million increase as a result of increased sales volumes, partially offset by a $176.3 million increase in raw material and energy costs. Fixed manufacturing costs increased by $8.1 million and SG&A costs increased by $6.2 million. Fixed manufacturing costs were higher by $9.9 million due to the strength of the major European currencies versus the U.S. dollar, offset by repair expenses incurred in the 2003 period. SG&A costs were higher as a result of $4.0 million of non-recurring income items in the 2003 period, $2.2 million in restructuring charges in the 2004 period and as a result of the effects of the strength of the major European currencies versus the U.S. dollar. The SG&A increase was offset by $2.8 million in cost savings resulting from our on-going cost reduction initiatives and by a $1.8 million write off of customer debt in the 2003 period.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the six months ended June 30, 2004, EBITDA from unallocated items decreased by $15.1 million to income of $22.7 million from income of $37.8 million for the same period in 2003. Lower EBITDA resulted primarily from a $48.9 million negative impact from unallocated foreign currency gains and losses in the six months ended June 30, 2004 as compared to the comparable period in 2003. This decrease was partially offset by a decrease of $31.8 million in minority interest in subsidiaries' loss and reduced losses on our accounts receivable securitization program, which decreased by $14.0 million to a loss of $6.5 million in the six months ended June 30, 2004 as compared to a loss of $20.5 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA from corporate and other items also decreased by $4.2 as a result of net losses on early extinguishment of debt.

Liquidity and Capital Resources (Pro Forma)
Pro Forma Statement of Cash Flows (Dollars in Millions)

	Six months ended June 30,
	2004	2003
	Historical	Pro Forma
Cash flows from operating activities:
Net loss	$(184.8)	$(121.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224.5	201.9
Noncash interest expense	70.3	60.9
Foreign currency transactions (gains) losses	(9.3)	18.7
Other adjustments to reconcile net loss	38.0	(108.7)
Net changes in operating assets and liabilities	(99.1)	(162.3)

Net cash provided by (used in) operating activities	39.6	(111.4)

Investing activities:
Capital expenditures	(89.9)	(90.8)
Other investing activities	(4.6)	(0.8)

Net cash used in investing activities	(94.5)	(91.6)

Financing activities:
Net borrowings under revolving loan facilities	89.3	250.5
Repayment of long term debt	(388.6)	(199.6)
Other financing activities	383.1	147.9

Net cash provided by financing activities	83.8	198.8

Effect of exchange rate changes on cash	(40.4)	16.2

Increase (decrease) in cash and cash equivalents	(11.5)	12.0
Cash and cash equivalents at beginning of period	127.8	106.8

Cash and cash equivalents at end of period	$116.3	$118.8

Cash

        Net cash provided in operating activities for the six months ended June 30, 2004 increased to $39.6 million from $111.4 million used in operating activities for the same period in 2003. The variance is attributable to improved gross profit, as discussed above, in addition to a smaller increase in net working capital in the 2004 period.

        Net cash used in investing activities for the six months ended June 30, 2004 increased to $94.5 million from $91.6 million for the 2003 period. The increase in cash used was largely attributable to an investment made in one of our Chinese MDI joint ventures.

        Net cash provided by financing activities for the six months ended June 30, 2004 decreased to $83.8 million, as compared to $198.8 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

        Because HIH is financed separately it is not included in our restricted group, its debt is non-recourse to our restricted group and it is not a guarantor of our debt. The following discussion of our debt and liquidity contains separate discussions with respect to our restricted group and HIH. We have included this disaggregated information because we believe it provides investors with material and meaningful information with respect to our liquidity position and debt obligations.

  Restricted Group

        As of June 30, 2004, the HLLC Credit Facilities consisted of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, the Term Loan A of $606.3 million and the Term Loan B of $96.1 million. On June 22, 2004, we sold $400 million of HLLC Unsecured Notes (as discussed below). The net proceeds from the offering were used to repay $362.9 million on our Term Loan B, reducing its balance from 459.0 million to $96.1 million, and to repay $25 million of the outstanding indebtedness of HCCA (as discussed below).

        As of June 30, 2004, our restricted group had outstanding variable rate borrowings of approximately $1.0 billion and the weighted average interest rate of these borrowings was approximately 6.2%. This weighted average rate does not consider the effects of interest rate hedging activities. Borrowings under the HLLC Revolving Facility bear interest, at our option, at a rate equal to a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on our most recent ratio of total debt to "EBITDA" (as defined in the HLLC Revolving Facility credit agreement), or a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA. As of June 30, 2004, the interest rate on the HLLC Revolving Facility was LIBOR plus 3.50%. As of June 30, 2004, Term Loan A bore interest at LIBOR plus 4.00% for eurocurrency loans. Prior to June 22, 2004, the applicable interest rate margin for eurocurrency loans on Term Loan A was 4.75%. In accordance with the credit agreement governing the HLLC Term Facilities, the margin was reduced by 0.75% (75 basis points) upon partial repayment of Term Loan B. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased by 0.75% (75 basis points) on April 1, 2004 to 9.00%, and on July 1, 2004 the interest rate margin for eurocurrency loans increased by an additional 0.75% (75 basis points) to its maximum of 9.75%. As of June 30, 2004, the interest rate for Term Loan B was LIBOR plus 9.0%. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of June 30, 2004, our restricted group had $86.5 million of outstanding borrowings and approximately $16 million of outstanding letters of credit under our $275 million HLLC Revolving Facility. At our restricted group, we had $31.1 million of cash on our balance sheet as of June 30, 2004. Accordingly, as of June 30, 2004, our restricted group had cash and unused borrowing capacity of approximately $204 million.

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

        On June 22, 2004, we sold the HLLC Unsecured Notes, including $300 million of the HLLC Unsecured Fixed Rate Notes that bear interest at 11.5% and mature on July 15, 2012 and $100 million of the HLLC Unsecured Floating Rate Notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011. As noted above, the net proceeds from the offering were used to repay $362.9 million on Term Loan B and to repay $25 million of the outstanding indebtedness of HCCA.

        On September 30, 2003, we sold $380 million aggregate principal amount of our 11 5/8% 2003 HLLC Senior Secured Notes at a discount to yield 11.875%. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 HLLC Secured Notes at a discount to yield 11.72%.

        Certain of our restricted group's Australian subsidiaries maintain credit facilities that are non-recourse to the Company. HCCA, in its capacity as trustee of the Huntsman Chemical Australia Unit Trust (the "HCA Trust"), holds our Australian styrenics assets. HCCA maintains a credit facility (the "HCCA Facility"), consisting of a term facility. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Unsecured Notes to repay a portion of the HCCA Facility, including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). In connection with this repayment, a preexisting payment default was cured and the remaining term facility was amended. The outstanding loan amount matures and is due on July 31, 2005. The HCCA Facility contains no financial covenants, and borrowings under the HCCA Facility bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of June 30, 2004, the weighted average interest rate for the HCCA Facility was 6.8%. The HCCA Facility is secured by effectively all the assets of the HCA Trust. Management believes that HCCA is in compliance with the covenants of the HCCA Facility as of June 30, 2004.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold our Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of June 30, 2004, borrowings under the HAHC Facilities total A$53.2 million ($36.8 million), and bear interest at a base rate plus a spread of 2%. As of June 30, 2004, the weighted average interest rate for the HAHC Facilities was 7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are subject to financial covenants, including a leverage ratio, an interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of June 30, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities, but it was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. The outstanding debt balances due under the HAHC Facilities have been classified in current portion of long-term debt.

        We believe the current liquidity of our restricted group, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian HAHC Facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

  HIH

        As of June 30, 2004, the HI Credit Facilities consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, HI completed an amendment and restatement of the HI Credit Facilities. Pursuant to the amendment and restatement, the HI Revolving Facility was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008.

The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, HI's existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with the new HI Term Facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion. The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility.

        Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below.

        As of June 30, 2004, HI had outstanding variable rate borrowings, including amounts outstanding under our off-balance sheet accounts receivable securitization program, of approximately $1.6 billion. The weighted average interest rate of these borrowings was approximately 4.9%. This weighted average rate does not consider the effects of interest rate hedging activities.

        HI depends upon the HI Revolving Facility ($375 million as of the July 13, 2004) to provide liquidity for its operations and working capital needs. As of June 30, 2004, HI had $37.0 million of outstanding borrowings and approximately $5 million of outstanding letters of credit under the HI Revolving Facility, and HI had $85.2 million in cash. HI also maintains $25.0 million of short-term overdraft facilities, of which the entire amount was available at June 30, 2004. HI's total cash and unused borrowing capacity as of June 30, 2004 was approximately $468 million. Giving effect to the amendment and restatement of the HI Credit Facilities on July 13, 2004, as of June 30, 2004 there would be no borrowings outstanding on the HI Revolving Facility, cash on the balance sheet would be approximately $160 million, and HI's total cash and unused borrowing capacity would be approximately $555 million. Pursuant to the amendment and restatement of the HI Credit Facilities, the $375 million HI Revolving Facility now matures in September 2008.

        In March 2002, HI issued $300 million of its 9 7/8% senior notes due 2009 (collectively with the senior notes discussed in the following sentence, the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of HI Senior Notes. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of HI's domestic subsidiaries and certain of its foreign subsidiaries (collectively, the "HI Guarantors"). HI also has outstanding $600 million and €450 million 10 1/8% senior subordinated notes due 2009 (the "HI Subordinated Notes"). The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors.

        HI also depends upon an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on HI's balance sheet. The accounts receivable securitization program is an important source of liquidity to our Company.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes is approximately $195 million in U.S. dollar equivalents as of June 30, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of June 30, 2004, the total outstanding balance of such commercial paper was approximately $114 million. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper. The medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resources from the accounts receivable securitization program may range between $280 million to $325 million at certain periods during a calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.5% as of June 30, 2004. Losses on the accounts receivable securitization program in the six months ended June 30, 2004 were $6.5 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the six months ended June 30, 2004, losses on the accounts receivable securitization program include losses of $1.4 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. HI believes that the multicurrency commercial paper facility discussed above has enabled it to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the accounts receivable securitization program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the securitization program exceed $325 million. Prior to the amendment and restatement of the HI Credit Facilities, such limit was $310 million. To date, proceeds from the accounts receivable securitization program have not exceeded this limit. While HI does not anticipate it, if at any time it were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on our liquidity.

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of June 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of June 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $221.0 million and $191.9 million of accrued interest, respectively. As of June 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $127.4 million and $112.3 million of accrued interest, respectively, and $6.8 million and $19.2 million of discount, respectively.

        We believe both HIH and HI are currently in compliance with the covenants contained in the agreements governing their debt obligations.

Short-term and Long-term Liquidity

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse HAHC Credit Facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Certain Credit Support Issues

        HIH and HI, which are unrestricted subsidiaries, have not guaranteed or provided any other credit support to our restricted group's obligations under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding high-yield notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to our Company, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the high-yield notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes. Additionally, any events of default under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes, or the exercise of any remedy by the lenders thereunder, will not cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of Huntsman Specialty Chemical Holdings Corporation, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the 2003 HLLC Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH.

        On May 9, 2003, HMP issued 15% senior secured discount notes due 2008 with an accreted value of $423 million (the "HMP Senior Discount Notes"). Interest is paid in kind. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes acquired by HMP in connection with the HIH Consolidation Transaction, the 10% direct and 30% indirect equity interests held by HMP in HIH, HMP's common stock outstanding as of May 9, 2003, and HMP's 100% equity interest in the Company. A payment default under the HMP Senior Discount Notes or any other default that would permit the holders to accelerate the unpaid balance thereunder would also constitute a default under the HLLC Credit Facilities. Foreclosure on the stock of HMP or the equity interest in the Company would constitute a "change of control" and an event of default under the HLLC Credit Facilities and the HI Credit Facilities, and would give certain put rights to the holders of the HLLC Notes, the 2003 HLLC Secured Notes, and the high-yield notes of HI and HIH.

Off-Balance Sheet Arrangements

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, we, together with our subsidiaries, continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $184.0 and $154.4 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively. Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on our balance sheet. On April 16, 2004 we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $86.3 million and $25.3 million, respectively. During the six months ended June 30, 2004, our Company, on a consolidated basis, recorded additional reserves of $78.1 million, including reserves for workforce reductions, demolition and decommissioning and facility closure costs. During the 2004 period, we made cash payments against these reserves of $17.1 million.

        As of June 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Facility closure costs	Total
Accrued liabilities as of December 31, 2003	$22.5	$2.6	$0.2	$—	$25.3
Charges	56.8	5.5	—	15.8	78.1
Payments(1)	(16.7)	(0.2)	(0.2)	—	(17.1)

Accrued liabilities as of June 30, 2004	$62.6	$7.9	$—	$15.8	$86.3

(1)
Includes impact of foreign currency translation.

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$—	$25.3
Charges	22.9	20.9	27.0	5.1	2.2	78.1
Payments(1)	(10.6)	(0.5)	(5.6)	(0.4)		(17.1)

Accrued liability as of June 30, 2004	$28.1	$22.8	$25.7	$7.5	$2.2	$86.3

(1)
Includes impact of foreign currency translation.

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, our Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, our Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, our Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of our West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, our Polyurethanes segment restructuring reserve totaled $28.1 million.

        As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. During the six months ended June 30, 2004, our Performance Products segment accrued restructuring charges of $20.9 million, of which $5.1 million are payable in cash, and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities. On

July 1, 2004, we announced the closure of our Guelph, Ontario, Canada Performance Products manufacturing facility. Production will be moved to our other larger, more efficient facilities. These restructuring activities are not expected to result in additional charges. Workforce reductions of approximately 66 positions are anticipated. The Performance Products segment reserve totaled $22.8 million as of June 30, 2004.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the six months ended June 30, 2004, our Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.1 million, of which $1.5 million are payable in cash, and made cash payments of $0.4 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of less than $1.0 million through 2005 and in workforce reductions of approximately 23 positions, of which 13 positions have been reduced in the six months ended June 30, 2004. Our Polymers segment reserve totaled $7.5 million as of June 30, 2004.

        As of June 30, 2004 and December 31, 2003, our Pigments segment reserve consisted of $25.7 and $4.3 million, respectively. During the six months ended June 30, 2004, our Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, our Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, our Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, we announced that, following a review of our Pigments business, we will idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the fourth quarter of 2004. As a result of this decision, we have recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, we determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. During the second quarter of 2004, we recorded additional charges of $10.0 million in regard to previously announced restructuring activities, which primarily relate to workforce reductions. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, our Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, our Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at our Wilton, U.K. facility. During the six months ended June 30, 2004, our Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

Investing Activities

        Capital expenditures for the six months ended June 30, 2004 were $89.9 million as compared to $90.8 million for the same period in 2003 on a pro forma basis. During the 2004 period, we had increased capital expenditures relating to planned T&Is at our PO and ethyleneamines facilities and increased capital expenditures associated with one of our Chinese MDI joint ventures. In addition, we made an investment of $11.8 million in our other Chinese MDI joint venture during the six months ended June 30, 2004. Offsetting these increases were expenditures in the 2003 period for our North American SAP system. We expect to spend between $230 and $240 million during 2004 on capital projects, of which approximately $70 million pertains to Huntsman LLC excluding HIH, and between

$160 to $170 million pertains to HIH, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, we expect to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and approximately $12 million of which has been recorded as an investment) during 2004 to fund our Chinese MDI joint ventures. We expect to fund up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and we are engaged in a feasibility study with respect to the possible construction of a world-scale LDPE facility at our Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct. We have had preliminary discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and we may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in the first half of 2007.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the six months ended June 30, 2004 and 2003, we invested $1.7 million and $1.5 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the six months ended June 30, 2004 and 2003, we received $8.3 million and invested $0.7 million, respectively.

Environmental Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $64 million, including approximately $34 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $32 million has been accrued related to environmental related liabilities as of June 30, 2004, including approximately $16 million related to HIH. However, no assurance can be given that all potential liabilities arising out of our present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to our Company.

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

        On June 29, 2004, management at our Port Neches, Texas facilities was notified by the Texas Commission on Environmental Quality ("TCEQ") of potential Clean Air Act violations relating to the operation of cooling towers at two of our plants. We were invited by TCEQ to provide information that might mitigate the various alleged violations. We responded in writing to TCEQ during the week of July 19, 2004. It is likely that penalties will be proposed by the agency for some or all of the alleged violations.

        By letter dated July 13, 2004, the TCEQ notified us that it is contemplating an enforcement action against us for nuisance odors near our Port Neches, Texas plant on May 28, 2004. The notice advises us to begin taking actions immediately to address the outstanding alleged violation. The plant is currently investigating the matter.

        By letter dated July 20, 2004, the TCEQ notified us that it is contemplating an enforcement action based upon 29 separate alleged violations for various upset events at the Port Neches facilities. The notice advises us to begin taking actions immediately to address the outstanding alleged violations. The plant is currently investigating the allegations.

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent us an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur, Texas plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. We responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against us is unknown at this time.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including our Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals into the air that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for health impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We did not own the tanks from which the acid leaked; however, we did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which we are complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia, S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        We have been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 39 asbestos exposure cases pending against us. Among the cases currently pending, management is aware of three claims of mesothelioma. We do not have sufficient information at the present time to estimate any liability in these cases. Although we cannot provide specific assurances, based on our understanding of similar cases, our management believes that our ultimate liability in these cases will not be material to our financial position or results of operations.

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

        We are aware that there is or may be soil or groundwater contamination at some of our other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, Nova Chemicals Corporation, The Rohm and Haas Company, Rhodia, S.A., Shell, Texaco and Dow Chemical, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

        In addition, we have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property on which phosphorus mining was conducted); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility which ICI is alleged to have used); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Star Lake Superfund Site, Texas (located near the Port Neches facility); the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged PCB-handling site); the North Maybe Canyon Mine near Soda Springs, Idaho (an alleged former property on which phosphorus was mined); and the Malone Services Site, Texas City, Texas (an off-site disposal location). With respect to the Belpre, Georgetown Canyon, Aerex, and North Maybe Canyon sites, which are under investigation, we are unable to determine whether such liabilities may be material to us because we do not have information sufficient to evaluate the claims. With respect to the remaining matters, based on current information and our past experience, we do not believe such matters will have a material adverse effect on us.

        Based upon currently available information, we do not anticipate that any of the potential liabilities referenced above will materially adversely affect our financial position or results of operations.

  Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur, Texas area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. We currently believe that this change in status will not require additional controls and/or work practices to meet the as yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, we believe that any additional capital required to comply with the new rules based on this area reclassification, above our existing operating plans for our plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from us. In the U.K., our sites at Wilton, North Tees, and Whitehaven have all submitted applications and received certification of their permits. Our site at Llanelli has submitted a report to the Environmental Agency and a draft permit has been received and is currently under review for comment. Our Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while our Greatham site is preparing to submit its application in 2005. We are not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to our financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to our operations in the U.K., we do not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and our Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to our facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. In Spain and Italy the IPPC directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and our sites at Barcelona,

Scarlino, Patrica, and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg, Osnabrück and Deggendorf.). Our Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

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

        In addition, while we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

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

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We are required to adopt this standard on January 1, 2005 and are currently evaluating its impact but do not expect the impact to be significant.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. We are currently evaluating whether the drug benefit provided by our postretirement plans would be considered actuarially equivalent. If we determine our plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

Critical Accounting Policies

        There have been no changes in the second quarter 2004 with respect to our critical accounting policies as presented in our Registration Statement on Form S-4 (file no. 333-112279) and in the 2003 Annual Reports on Form 10-K of our subsidiaries HIH and HI.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2004 and December 31, 2003 (dollars in millions):

	June 30, 2004	December 31, 2003	Difference	% Change
Current assets:
Cash and cash equivalents	$116.3	$127.8	$(11.5)	(9)%
Accounts and notes receivables	1,067.8	925.1	142.7	15%
Inventories	869.8	892.9	(23.1)	(3)%
Prepaid expenses	21.0	40.3	(19.3)	(48)%
Deferred income taxes	3.0	3.0	—	—
Other current assets	88.2	87.0	1.2	1%

Total current assets	2,166.1	2,076.1	90.0	4%

Current liabilities:
Accounts payable	832.9	752.1	80.8	11%
Accrued liabilities	597.3	585.7	11.6	2%
Deferred income taxes	14.5	14.5	—	—
Current portion of long-term debt	41.7	134.0	(92.3)	(69)%

Total current liabilities	1,486.4	1,486.3	0.1	—

Working capital	$679.7	$589.8	$89.9	15%

        As of June 30, 2004, our working capital increased by $89.9 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $11.5 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $142.7 million is primarily due to higher average selling prices in response to higher raw material and energy costs, and higher sales volumes in certain markets;

  •
  The decrease in inventories of $23.1 million is mainly due to reduced inventory volumes, partially offset by increases in raw material and energy costs.

  •
  Accounts payable increased by $80.8 million primarily as a result of increased raw material and energy costs.

  •
  The increase in accrued liabilities of $11.6 million results from the timing of cash payments for various accruals, of which significant fluctuations include $63.7 million in restructuring accruals and $17.8 million in accrued interest. In addition, there was a decrease of $23.1 million in accrued payroll severance costs, a $13.7 million decrease in rebate accruals and a $21.4 million decrease in various other miscellaneous accruals.

  •
  The decrease in current portion of long-term debt of $92.3 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, the repayment of $25 million against the HCCA Facility resulting in a reclassification of the remaining balance as current (the entire $48.7 million balance was classified as current as of December 31, 2003), and a reduction of $7.7 million on the HAHC Facilities that are classified as current.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Registration Statement on Form S-4 (file no. 333-112279) and in the 2003 Annual Reports on Form 10-K of our subsidiaries HIH and HI.

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

SUPPLEMENTAL DISCUSSION OF RESULTS OF OPERATIONS FOR THE RESTRICTED GROUP FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Explanatory Note

        Notwithstanding that HIH is a consolidated subsidiary for purposes of United States generally accepted accounting principles ("GAAP"), it is financed separately from Huntsman LLC, its debt is non-recourse to Huntsman LLC and it is not a guarantor of Huntsman LLC's debt. The indentures and other agreements governing Huntsman LLC's outstanding notes and the HLLC Credit Facilities contain financial covenants and other provisions that relate to Huntsman LLC's restricted group and exclude HIH. Accordingly, the following section contains certain supplemental non-GAAP information with respect to Huntsman LLC and its subsidiaries, excluding HIH and its subsidiaries. Huntsman LLC, excluding HIH, represents the restricted group excluding Huntsman Specialty's equity income (loss) in its ownership interest in HIH. We believe this supplemental non-GAAP information provides investors with material and meaningful information with respect to the financial results of the business and operations which provide the primary source of cash flow to meet our debt obligations and which are subject to the restrictive covenants in the agreements governing our debt.

        The following condensed consolidating financial statements present, in separate columns, financial information of the following: Huntsman LLC restricted group (on a consolidated basis as if Huntsman LLC did not have operational control of HIH as of June 30, 2004); HIH (on a consolidated basis).

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)	HIH	Eliminations	Consolidated Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$31.1	$85.2	$—	$116.3
Accounts and notes receivables, net	488.2	658.1	(78.5)	1,067.8
Inventories	286.7	583.1	—	869.8
Prepaid expenses	1.0	20.0	—	21.0
Deferred income taxes	—	3.0	—	3.0
Other current assets	4.3	83.9	—	88.2

Total current Assets	811.3	1,433.3	(78.5)	2,166.1
Property, plant and equipment, net	1,264.7	3,076.3	20.8	4,361.8
Investment in unconsolidated affiliates	116.9	142.3	(97.0)	162.2
Goodwill and intangible assets, net	35.5	230.0	—	265.5
Deferred income taxes	12.0	—	—	12.0
Other noncurrent assets	193.3	435.4	—	628.7

Total Assets	$2,433.7	$5,317.3	$(154.7)	$7,596.3

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$322.2	$589.2	$(78.5)	$832.9
Accrued liabilities	233.7	363.6	—	597.3
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	40.0	1.7	—	41.7

Total current liabilities	610.4	954.5	(78.5)	1,486.4
Long-term debt	1,864.4	3,768.6	—	5,633.0
Deferred income taxes	—	235.0	—	235.0
Other noncurrent liabilities	202.1	227.7	—	429.8

Total liabilities	2,676.9	5,185.8	(78.5)	7,784.2

Minority interests	—	6.1	51.7	57.8

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,364.7)	(498.4)	495.8	(1,367.3)
Accumulated other comprehensive income	26.3	58.3	(58.2)	26.4

Total member's (deficit) equity	(243.2)	125.4	(127.9)	(245.7)

Total liabilities and member's equity	$2,433.7	$5,317.3	$(154.7)	$7,596.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (restricted group)	HIH	Eliminations	Consolidated Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$30.0	$97.8	$—	$127.8
Accounts and notes receivables, net	428.7	564.4	(68.0)	925.1
Inventories	296.0	596.9	—	892.9
Prepaid expenses	25.0	23.6	(8.3)	40.3
Deferred income taxes	—	3.0	—	3.0
Other current assets	3.4	83.6	—	87.0

Total current Assets	783.1	1,369.3	(76.3)	2,076.1
Property, plant and equipment, net	1,294.0	3,256.2	21.9	4,572.1
Investment in unconsolidated affiliates	235.0	138.7	(215.7)	158.0
Intangible assets, net	34.9	247.0	—	281.9
Goodwill	3.3	—	—	3.3
Deferred income tax	12.0	—	—	12.0
Other noncurrent assets	168.4	445.7	(2.6)	611.5

Total Assets	$2,530.7	$5,456.9	$(272.7)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$258.8	$561.3	$(68.0)	$752.1
Accrued liabilities	204.6	389.5	(8.4)	585.7
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	132.2	1.8	—	134.0

Total current liabilities	610.1	952.6	(76.4)	1,486.3
Long-term debt	1,699.9	3,359.9	—	5,059.8
Long-term debt affiliate	35.5	358.3	—	393.8
Deferred income taxes	—	234.8	—	234.8
Other noncurrent liabilities	234.3	224.5	(2.6)	456.2

Total liabilities	2,579.8	5,130.1	(79.0)	7,630.9

Minority interests	—	3.6	130.9	134.5

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,181.1)	(314.3)	312.9	(1,182.5)
Accumulated other comprehensive income	36.8	72.0	(72.0)	36.8

Total member's (deficit) equity	(49.1)	323.2	(324.6)	(50.5)

Total liabilities and member's equity	$2,530.7	$5,456.9	$(272.7)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)	HIH	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$914.4	$1,556.4	$—	$2,470.8
Related party sales	54.5	67.3	(104.6)	17.2

Total revenues	968.9	1,623.7	(104.6)	2,488.0
Cost of goods sold	916.7	1,392.3	(101.1)	2,207.9

Gross profit (loss)	52.2	231.4	(3.5)	280.1
Expenses:
Selling, general and administrative	37.8	92.8	(3.0)	127.6
Research and development	5.8	8.8	—	14.6
Other operating (income) expense	(3.8)	24.8	—	21.0
Restructuring and plant closing costs	25.6	124.9	—	150.5

Total expenses	65.4	251.3	(3.0)	313.7

Operating loss	(13.2)	(19.9)	(0.5)	(33.6)
Interest expense, net	(42.1)	(91.2)	—	(133.3)
Loss on accounts receivable securitization program	—	(3.0)	—	(3.0)
Equity in earnings (losses) of unconsolidated affiliates	(70.3)	—	71.3	1.0
Other expense	(2.1)	—	—	(2.1)

Loss before income tax and minority interests	(127.7)	(114.1)	70.8	(171.0)
Income tax expense	(1.7)	(4.7)	—	(6.4)
Minority interest in subsidiaries' loss	—	—	47.5	47.5

Net loss	(129.4)	(118.8)	118.3	(129.9)
Other comprehensive income (loss)	(11.8)	(15.5)	15.5	(11.8)

Comprehensive loss	$(141.2)	$(134.3)	$133.8	$(141.7)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)(1)	HIH(1)	Total(1)	HIH(2)	Eliminations	Huntsman LLC(1)
Revenues:
Trade sales	$703.8	$1,280.2	$1,984.0	$(429.7)	$—	$1,554.3
Related party sales	67.0	27.2	94.2	(6.1)	(65.3)	22.8

Total revenues	770.8	1,307.4	2,078.2	(435.8)	(65.3)	1,577.1
Cost of goods sold	717.6	1,150.0	1,867.6	(392.7)	(64.9)	1,410.0

Gross profit (loss)	53.2	157.4	210.6	(43.1)	(0.4)	167.1
Expenses:
Selling, general and administrative	36.9	94.4	131.3	(25.8)	—	105.5
Research and development	5.6	12.4	18.0	(4.4)	—	13.6
Other operating (income) expense	(4.9)	(23.3)	(28.2)	12.1	—	(16.1)
Restructuring, plant closing costs, and asset impairment charges	0.9	21.5	22.4	—		22.4

Total expenses	38.5	105.0	143.5	(18.1)	—	125.4

Operating income (loss)	14.7	52.4	67.1	(25.0)	(0.4)	41.7
Interest (expense) income, net	(39.0)	(88.7)	(127.7)	24.0	—	(103.7)
Loss on sale of accounts receivable	—	(11.3)	(11.3)	2.8	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	(27.7)	0.1	(27.6)	—	23.6	(4.0)
Other income (expense)	0.2	(0.2)	—	—	—	—

(Loss) income before income tax and minority interests	(51.8)	(47.7)	(99.5)	1.8	23.2	(74.5)
Income tax benefit	—	0.8	0.8	5.5	—	6.3
Minority interest in subsidiaries' loss	—	—	—	—	15.8	15.8

Net (loss) income	(51.8)	(46.9)	(98.7)	7.3	39.0	(52.4)
Other comprehensive income (loss)	51.8	70.6	122.4	(19.1)	(51.5)	51.8

Comprehensive (loss) income	$(0.0)	$23.7	$23.7	$(11.8)	$(12.5)	$(0.6)

(1)
For the three months ended June 30, 2003

(2)
For the month ended April 30,2003

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)	HIH	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$1,800.5	$3,017.9	$—	$4,818.4
Related party sales	108.2	103.9	(187.8)	24.3

Total revenues	1,908.7	3,121.8	(187.8)	4,842.7
Cost of goods sold	1,787.5	2,742.3	(180.7)	4,349.1

Gross profit (loss)	121.2	379.5	(7.1)	493.6
Expenses:
Selling, general and administrative	72.5	185.8	(6.0)	252.3
Research and development	11.4	21.0	—	32.4
Other operating (income) expenses	(5.2)	19.6	—	14.4
Restructuring and plant closing costs	25.6	133.6	—	159.2

Total expenses	104.3	360.0	(6.0)	458.3

Operating income	16.9	19.5	(1.1)	35.3
Interest expense, net	(88.9)	(188.6)	—	(277.5)
Loss on accounts receivable securitization program	—	(6.5)	—	(6.5)
Equity in earnings (losses) of unconsolidated affiliates	(108.8)	—	110.5	1.7
Other expense	(3.7)	(0.2)		(3.9)

Loss before income tax and minority interests	(184.5)	(175.8)	109.4	(250.9)
Income tax benefit (expense)	0.8	(8.3)	(7.5)
Minority interest in subsidiaries' income	—	—	73.6	73.6

Net loss	(183.7)	(184.1)	183.0	(184.8)
Other comprehensive loss	(10.5)	(13.7)	13.8	(10.4)

Comprehensive loss	$(194.2)	$(197.8)	$196.8	$(195.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)(1)	HIH(1)	Total(1)	HIH(2)	Eliminations	Huntsman LLC(1)
Revenues:
Trade sales	$1,483.7	$2,555.4	$4,039.1	$(1,704.8)	$—	$2,334.3
Related party sales	118.9	49.7	168.6	(28.6)	(65.4)	74.6

Total revenue	1,602.6	2,605.1	4,207.7	(1,733.4)	(65.4)	2,408.9
Cost of goods sold	1,508.8	2,309.3	3,818.1	(1,551.9)	(65.0)	2,201.2

Gross profit (loss)	93.8	295.8	389.6	(181.5)	(0.4)	207.7
Expenses:
Selling, general and administrative	75.5	185.5	261.0	(116.9)	—	144.1
Research and development	11.3	24.6	35.9	(16.6)	—	19.3
Other operating (income) expense	(8.5)	(40.4)	(48.9)	28.9	—	(20.0)
Restructuring, plant closing costs, and asset impairment charges	0.9	38.6	39.5	(17.1)	—	22.4

Total expenses	79.2	208.3	287.5	(121.7)	—	165.8

Operating income (loss)	14.6	87.5	102.1	(59.8)	(0.4)	41.9
Interest (expense) income, net	(73.5)	(177.9)	(251.4)	113.2	—	(138.2)
(Loss) gain on sale of accounts receivable	—	(20.5)	(20.5)	12.0	—	(8.5)
Equity in (losses) earnings of unconsolidated affiliates	(61.7)	—	(61.7)	—	23.6	(38.1)
Other (expense) income	(0.1)	(2.4)	(2.5)	2.2	—	(0.3)

(Loss) income before income tax and minority interest	(120.7)	(113.3)	(234.0)	67.6	23.2	(143.2)
Income tax benefit (expense)	—	8.7	8.7	(2.4)	—	6.3
Minority interest in subsidiaries' loss	—	—	—	—	15.8	15.8

Net (loss) income	(120.7)	(104.6)	(225.3)	65.2	39.0	(121.1)
Other comprehensive income (loss)	59.2	75.7	134.9	(24.2)	(51.5)	59.2

Comprehensive (loss) income	$(61.5)	$(28.9)	$(90.4)	$41.0	$(12.5)	$(61.9)

(1)
For the six months ended June 30, 2003

(2)
For the four months ended April 30, 2003

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted groups)	HIH	Eliminations	Consolidated Huntsman LLC
Net cash provided by operating activities	$2.1	$37.5	$—	$39.6

Investing activities:
Capital expenditures	(29.5)	(60.4)	—	(89.9)
Investment in unconsolidated affiliate	—	(11.8)	—	(11.8)
Net cash received from unconsolidated affiliates	0.1	7.1	—	7.2

Net cash used in investing activities	(29.4)	(65.1)	—	(94.5)

Financing activities:
Net borrowings under revolving loan facilities	74.3	15.0	—	89.3
Net borrowings on overdraft	—	(7.5)	—	(7.5)
Shares issued to minorities for cash	—	2.7	—	2.7
Issuance of senior unsecured notes	400.0	—	—	400.0
Repayment of long term debt	(388.6)	—	—	(388.6)
Debt issuance costs	(12.1)	—	—	(12.1)

Net cash provided by financing activities	73.6	10.2	—	83.8

Effect of exchange rate changes on cash	(42.5)	2.1		(40.4)

Increase (decrease) in cash and cash equivalents	3.8	(15.3)	—	(11.5)
Cash and cash equivalents at beginning of period	30.0	97.8	—	127.8

Cash and cash equivalents at end of period	$33.8	$82.5	$—	$116.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Huntsman LLC (restricted group)(1)	HIH(1)	Total(1)	HIH(2)	Eliminations(2)	Huntsman LLC(1)
Net cash (used in) provided by operating activities	$(63.4)	$(48.0)	$(111.4)	$100.8	$—	$(10.6)

Investing activities:
Capital expenditures	(36.8)	(54.0)	(90.8)	31.9	—	(58.9)
Net cash received from unconsolidated affiliates	—	0.7	0.7	0.3	—	1.0
Advances to unconsolidated affiliates	—	(1.5)	(1.5)	—	—	(1.5)

Net cash (used in) provided by investing activities	(36.8)	(54.8)	(91.6)	32.2	—	(59.4)

Financing activities:
Net borrowings under revolving loan facilities	112.3	138.2	250.5	(134.2)	—	116.3
Issuance of senior notes	—	157.9	157.9	(157.9)	—
Repayment of long term debt	(4.3)	(195.3)	(199.6)	177.7	—	(21.9)
Shares of subsidiaries issued to minorities for cash	—	2.8	2.8	(1.0)	—	1.8
Debt issuance costs	(12.8)	—	(12.8)	—	—	(12.8)

Net cash provided by (used in) financing activities	95.2	103.6	198.8	(115.4)	—	83.4

Effect of exchange rate changes on cash	6.0	10.2	16.2	(4.4)	—	11.8

Increase in cash and cash equivalents	1.0	11.0	12.0	13.2	—	25.2
Cash and cash equivalents at beginning of period	31.4	—	31.4	—	—	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	75.4	75.4	(13.2)	—	62.2

Cash and cash equivalents at end of period	$32.4	$86.4	$118.8	$—	$—	$118.8

(1)
For the six months ended June 30, 2003

(2)
For the four months ended April 30, 2003

Results of Operations (Excluding HIH)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Revenues	$968.9	$770.8	26%	$1,908.7	$1,602.6	19%
Cost of goods sold	916.7	717.6	28%	1,787.5	1,508.8	18%

Gross profit	52.2	53.2	(2)%	121.2	93.8	29%
Selling, general and administrative research and development, and other operating expense	39.8	37.6	6%	78.7	78.3	1%
Restructuring and plant closing costs	25.6	0.9	NM	25.6	0.9	NM

Operating (loss) income	(13.2)	14.7	NM	16.9	14.6	16%
Interest expense, net	(42.1)	(39.0)	8%	(88.9)	(73.5)	21%
Equity losses of investments in unconsolidated affiliates	1.0	0.3	NM	1.7	0.9	NM
Other (expense) income	(2.1)	0.2	NM	(3.7)	(0.1)	NM

Loss before income tax and minority interests	(56.4)	(23.8)	137%	(74.0)	(58.1)	27%
Income tax (expense) benefit	(1.7)	—	NM	0.8	—	NM

Net loss	$(58.1)	$(23.8)	144%	$(73.2)	$(58.1)	26%

Interest expense, net	42.1	39.0	8%	88.9	73.5	21%
Income tax expense (benefit)	1.7	—	NM	(0.8)	—	NM
Depreciation and amortization	34.1	31.9	7%	66.6	64.1	4%

EBITDA(1)	$19.8	$47.1	(58)%	$81.5	$79.5	2%

NM—Not meaningful

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

  Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange gains—unallocated	$—	$5.0	$—	$7.8
Early extinguishment of debt	(2.5)	—	(4.2)	—
Restructuring and reorganization:
Performance Products	$(20.5)	$—	$(20.5)	$—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	—	—	—	—

Total restructuring and reorganization	$(25.6)	$(0.9)	$(25.6)	$(0.9)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        For the three months ended June 30, 2004 we had a net loss of $58.1 million on revenues of $968.9 million, compared to a net loss of $23.8 million on revenues of $770.8 million for the three months ended June 30, 2003. The increase of $34.3 million in net loss was the result of the following items:

  •
  Revenues for the three months ended June 30, 2004 increased by $198.1 million, or 26%, to $968.9 million from $770.8 million during the same period in 2003. The increase was largely attributable to higher average selling prices in all of our business segments and higher sales volumes in our Base Chemicals segment, partially offset by lower sales volumes in our Performance Products and Polymers segments. Average selling prices increased in response to improved market conditions and higher underlying raw material and energy costs while sales volumes in Base Chemicals increased primarily due to improved customer demand for our products.

  •
  Gross profit for the three months ended June 30, 2004 decreased by $1.0 million to $52.2 million from $53.2 million in the same period in 2003. Gross profit increased in our Base Chemicals and Polymers segments on higher revenues, partially offset by higher raw material and energy costs. Gross profit decreased in our Performance Products segment, primarily due to higher raw material and energy costs and higher fixed manufacturing costs.

  •
  SG&A for the three months ended June 30, 2004 increased by $2.2 million to $39.8 million from $37.6 million in the same period in 2003. This increase was primarily due to a $5.0 million decrease in unallocated foreign exchange gains in the three months ended June 30, 2004 as compared to the same period in 2003, partially offset by increased charges to our affiliates.

  •
  Restructuring and plant closing costs for the three months ended June 30, 2004 increased by $24.7 million to $25.6 million from $0.9 million in the same period in 2003. In the 2004 Period, we recorded charges related to the closure of our Performance Products segment's surfactants plant in Canada and a Polymers segment manufacturing unit in Australia. Of the $25.6 million of restructuring and plant closing costs in the 2004 period, approximately $6.2 million are charges payable in cash while $19.4 million are non-cash charges.

  •
  Net interest expense for the three months ended June 30, 2004 increased by $3.1 million to $42.1 million from $39.0 million for the same period in 2003. The increase was primarily due to increased debt and higher interest rates on our borrowings in the 2004 period.

  •
  Other expense for the three months ended June 30, 2004 increased by $2.3 million to $2.1 million from income of $0.2 million for the same period in 2003. This increase was due to net charges associated with the early repayment of debt.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

Huntsman LLC (Excluding HIH)

	Three Months Ended June 30,
			% Change
	2004	2003
Revenues
Performance Products	$284.9	$272.4	5%
Polymers	324.2	269.6	20%
Base Chemicals	430.3	285.9	51%
Eliminations	(70.5)	(57.1)	23%

Total	$968.9	$770.8	26%

Segment EBITDA
Performance Products	$13.6	$31.1	(56)%
Polymers	0.2	22.7	(99)%
Base Chemicals	23.4	(2.6)	NM
Corporate and other	(17.4)	(4.1)	NM

Total	$19.8	$47.1	(58)%

NM—not meaningful.

Performance Products

        For the three months ended June 30, 2004, Performance Products revenues increased by $12.5 million, or 5%, to $284.9 million from $272.4 million in the same period in 2003. Overall average selling prices increased by 5% and sales volumes fell by 1%. Ethylene glycol revenues increased by 38% as average selling prices increased by 34% in response to higher raw material and energy costs and improved market conditions. Ethylene glycol sales volumes increased by 3% due to improved market demand. MAn revenues increased by 33% due to an increase in sales volumes of 36%, primarily due to strong demand in the housing and recreational end markets. Our surfactants revenues increased 3% primarily due to a 10% increase in average selling prices, partially offset by a 6% decrease in sales volumes. Surfactants average selling prices increased mainly in response to higher raw material and energy prices and improved product and customer mix. Surfactants sales volumes declined due to reduced customer demand in certain product lines, reduced production at our Chocolate Bayou, Texas facility and increased competition in the marketplace. Amines revenues fell by 10% on a 14% decrease in sales volumes primarily due to the initiation of tolling agreements with affiliates in mid-2003. Amines average selling prices increased by 5% in response to higher raw material and energy costs, partially offset by the adverse effects of changes in product mix.

        For the three months ended June 30, 2004, Performance Products segment EBITDA decreased by $17.5 million from $31.1 million for the three months ended June 30, 2003 to $13.6 million. The results for the three months ended June 30, 2004 include a charge of $20.3 million relating to the announced closure of our Guelph, Canada surfactants facility. Excluding this charge, EBITDA increased by $2.8 million compared to the 2003 period. Increases in average selling prices of $29.6 million exceeded increases in raw material costs of $19.3 million, a $5.5 million impact from lower sales volumes and a

$1.9 million increase in fixed costs, of which $0.9 million was due to the strength of certain foreign currencies versus the U.S. dollar.

Polymers

        For the three months ended June 30, 2004, Polymers revenues increased by $54.6 million, or 20%, to $324.2 million from $269.6 million for the same period in 2003. Overall sales volumes increased by 11% and average selling prices increased by 13%. Polyethylene revenues increased by 9%, resulting from a 4% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 5% increase in sales volumes. Polypropylene revenues increased by 9%, resulting from a 11% increase in average selling prices, primarily in response to higher raw material costs, and a 3% increase in sales volumes due to improved customer demand. APAO revenues increased by 8%, as sales volumes increased 9% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 47%, resulting from a 45% increase in sales volumes due to stronger customer demand and a 1% increase in average selling prices, primarily in response to higher underlying raw material and energy costs. Australian styrenics revenues increased by 24%, resulting from an 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar and in response to an increase in raw material costs and a 5% increase in sales volumes.

        For the three months ended June 30, 2004, Polymers segment EBITDA decreased by $22.5 million to $0.2 million from $22.7 million for the same period in 2003. The decrease in EBITDA is primarily due to $48.9 million in increased raw material and energy costs, partially offset by $26.0 million resulting from higher prices and $7.3 million resulting from higher sales volumes. The T&I at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $2.7 million, including $1.8 million of maintenance costs associated with the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in the three months ended June 30, 2004 related to the closure of an Australian manufacturing unit.

Base Chemicals

        For the three months ended June 30, 2004, Base Chemicals revenues increased by $144.4 million, or 51%, to $430.3 million from $285.9 million for the same period in 2003. Overall, average selling prices increased by 27% and sales volumes increased by 17%. Olefin revenues increased by 60% due to sales volume and average selling price increases of 25% and 7%, respectively. Cyclohexane revenues increased by 249% due to sales volume and average selling price increases of 146% and 42%, respectively. The scheduled second quarter 2003 T&I at our Port Arthur, Texas olefins facility, as well as stronger demand in 2004, contributed to the volume increases for both olefins and cyclohexane. MTBE revenues increased by 48% due to a 46% increase in average selling prices on relatively flat sales volumes. Butadiene revenues increased by 14% due to a 17% increase in average selling prices, partially offset by a 3% decrease in sales volumes. Improved market condition and higher underlying feedstock costs are the main reasons for sale price increases in all of our Base Chemicals products.

        For the three months ended June 30, 2004, Base Chemicals segment EBITDA increased by $26.0 million to a profit of $23.4 million from a loss of $2.6 million for the same period 2003. The increase in EBITDA is primarily the result of an $81.7 million increase due to higher average selling prices and a $5.3 million increase due to higher sales volumes, partially offset by a $67.0 million increase in raw material and energy costs. Also contributing to the higher EBITDA are decreases of $2.9 million in fixed manufacturing costs and $2.4 million in SG&A expenses.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the three months ended June 30, 2004, EBITDA from unallocated items decreased by $13.3 million to a loss of $17.4 million from a loss of $4.1 million for the same period in 2003. This decrease is due to a $5.0 million decrease in unallocated foreign currency gains and net charges of $2.5 million related to early repayment of debt.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        For the six months ended June 30, 2004 we had a net loss of $73.2 million on revenues of $1,908.7 million, compared to a net loss of $58.1 million on revenues of $1,602.6 million for the six months ended June 30, 2003. The decrease of $15.1 million in net loss was the result of the following items:

  •
  Revenues for the six months ended June 30, 2004 increased by $306.1 million, or 19%, to $1,908.7 million from $1,602.6 million during the same period in 2003. The increase was largely attributable to higher average selling prices for all of our business segments and higher sales volumes in our Base Chemicals segment, partially offset by lower sales volumes in our Performance Products and Polymers segments. Higher average selling prices were due primarily to improved market conditions and higher underlying raw material and energy costs, while higher sales volumes were primarily due to improved customer demand for our products.

  •
  Gross profit for the six months ended June 30, 2004 increased by $27.4 million to $121.2 million from $93.8 million in the same period in 2003. Gross profit increased in our Base Chemicals and Polymers segments on higher revenues, partially offset by higher raw material and energy costs. Gross profit decreased in our Performance Products segment, primarily due to higher raw material and energy costs and higher fixed manufacturing costs.

  •
  SG&A for the six months ended June 30, 2004 increased by $0.4 million to $78.7 million from $78.3 million in the same period in 2003.

  •
  Restructuring and plant closing costs for the six months ended June 30, 2004 increased by $24.7 million to $25.6 million from $0.9 million in the same period in 2003. This increase was due to the closure of our Performance Products segment's surfactants plant in Canada and our Polymers segment's phenol manufacturing unit in Australia. Of the $25.6 million of restructuring and plant closing costs in the 2004 period, approximately $6.2 million are charges payable in cash and $19.4 million are non-cash charges.

  •
  Net interest expense for the six months ended June 30, 2004 increased by $15.4 million to $88.9 million from $73.5 million for the same period in 2003. The increase was primarily due to increased debt and higher interest rates on our borrowings in the 2004 period.

  •
  Other expense for the six months ended June 30, 2004 increased by $3.4 million to $3.7 million from $0.3 million for the same period in 2003. This increase was due to net charges associated with the early repayment of debt.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

Huntsman LLC (Excluding HIH)

	Six Months Ended June 30,
			% Change
	2004	2003
Revenues
Performance Products	$586.3	$551.3	6%
Polymers	638.7	558.4	14%
Base Chemicals	815.6	621.1	31%
Eliminations	(131.9)	(128.2)	3%

Total	$1,908.7	$1,602.6	19%

Segment EBITDA
Performance Products	$47.1	$67.9	(31)%
Polymers	19.1	36.1	(47)%
Base Chemicals	45.2	(10.8)	NM
Corporate and other	(29.9)	(13.7)	120%

Total	$81.5	$79.5	2%

NM—not meaningful.

Performance Products

        For the six months ended June 30, 2004, Performance Products revenues increased by $35.0 million, or 6%, to $586.3 million from $551.3 million in the same period in 2003. Overall average selling prices increased by 8% and sales volumes decreased by 3%. Ethylene glycol revenues increased by 4% as average selling prices rose by 24% in response to higher raw material and energy costs and improved market conditions, partially offset by a 17% decrease in sales volumes due to reduced production in the first quarter of 2004 attributable to maintenance activities at one of our ethylene oxide units. MAn revenues increased by 30%, mainly due to a 25% increase in sales volumes, primarily due to strong demand in the housing and recreational end markets. Our surfactants revenues increased 7% primarily due to a 9% increase in average selling prices, partially offset by a 2% decrease in sales volumes. Average selling prices of surfactants increased mainly in response to higher raw material and energy costs and an improved product and customer mix. Surfactants sales volumes declined due to reduced customer demand in certain product lines, reduced production at our Chocolate Bayou, Texas facility in the second quarter 2004 and increased competition in the marketplace. Amines revenues were unchanged compared with the same period in 2003. Amines sales volumes were 6% lower primarily due to the initiation of tolling agreements with affiliates in mid-2003. Amines average selling prices increased by 6% in response to higher raw material costs, offset by the adverse effect of changes in product mix.

        For the six months ended June 30, 2004, Performance Products segment EBITDA decreased by $20.8 million from $67.9 million for the six months ended June 30, 2003 to $47.1 million. The results for the six months ended June 30, 2004 include a charge of $20.3 million relating to the announced closure of our Guelph, Canada surfactants facility. Average selling price increases of $59.3 million were offset by raw material cost increases of $39.3 million, a $13.3 million impact from lower sales volumes and a $6.9 million increase in fixed manufacturing and SG&A costs. The increase in fixed manufacturing and SG&A costs resulted mainly from higher maintenance expenditures, particularly at our Jefferson County and Chocolate Bayou, Texas facilities, and from the impact of the strengthening of certain foreign currencies versus the U.S. dollar.

Polymers

        For the six months ended June 30, 2004, Polymers revenues increased by $80.3 million, or 14%, to $638.7 million from $558.4 million for the same period in 2003. Overall, Polymers segment average selling prices increased by 7% and sales volumes increased by 7%. Polyethylene revenues increased by 4%, resulting from a 6% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 2% decrease in sales volumes. Lower sales volumes largely resulted from lower polyethylene sales in the first quarter 2004 to build inventory for the planned T&I at our Odessa facility, as well as the delayed restart of our LLDPE plant. Polypropylene revenue increased by 16%, resulting from a 12% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 4% increase in sales volumes as demand strengthened in this market. APAO revenues increased by 13%, as sales volumes increased 14% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 16%, resulting from a 7% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, while sales volumes increased by 9% due to stronger customer demand. Australian styrenics revenues increased by 17%, resulting from an 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar versus the U.S. dollar and in response to increases in raw material costs, partially offset by a 1% decrease in sales volumes.

        For the six months ended June 30, 2004, Polymers segment EBITDA decreased by $17.0 million to $19.1 million from $36.1 million for the same period in 2003. The decrease in EBITDA is primarily the result of a $60.6 million increase in raw material and energy prices, largely offset by a $51.4 million increase in selling prices and a $4.5 million increase in sales volumes. The T&I at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $7.8 million, including $1.8 million resulting from the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in 2004 related to the closure of an Australian manufacturing unit.

Base Chemicals

        For the six months ended June 30, 2004, Base Chemicals revenues increased by $194.5 million, or 31%, to $815.6 million from $621.1 million for the same period in 2003. Overall, average selling prices increased by 19% and sales volumes increased by 10%. Olefin revenues increased by 36% due to average selling price and sales volume increases of 23% and 10%, respectively. Cyclohexane revenues increased by 83% due to sales volume and average selling price increases of 39% and 31%, respectively. The scheduled second quarter 2003 T&I at our Port Arthur, Texas olefins facility, as well as stronger customer demand in 2004, contributed to the sales volume increases for both olefins and cyclohexane. MTBE revenues increased by 51% due to average selling price increases of 36% and sales volume increases of 11%. Butadiene revenues increased by 10% due to 9% increase in average selling prices and a 2% increase in sales volumes. Butadiene sales volumes increased as a result of improved market demand during first quarter 2004. Improved market condition and higher underlying feedstock and energy costs are the main reasons for sales price increases in all of our Base Chemicals products.

        For the six months ended June 30, 2004, Base Chemicals segment EBITDA increased by $56.0 million to a profit of $45.2 million from a loss of $10.8 million for the same period in 2003. The increase in EBITDA is primarily the result of a $127.6 million increase due to higher average selling prices and a $4.4 million increase due to higher sales volume, offset by an $81.7 million increase in raw material and energy costs. Also contributing to the higher EBITDA are decreases of $2.5 million in fixed costs and $2.4 million in SG&A expenses.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the six months ended June 30, 2004, EBITDA from unallocated items decreased by $15.5 million to a loss of $29.2 million from a loss of $13.7 million for the same period in 2003. This decrease is primarily due to a $7.8 million decrease in unallocated foreign currency gains and a net loss of $4.2 million on early repayment of debt.

Liquidity and Capital Resources (Excluding HIH)

Cash

        Net cash provided by operating activities for the six months ended June 30, 2004 was $2.1 million as compared to net cash used in operating activities of $63.4 million for the six months ended June 30, 2003. This increase is primarily attributable to improved gross profit, as discussed above, in addition to a smaller increase in net working capital for the six months ended June 30, 2004 as compared to the same period in 2003.

        Capital expenditures for the six months ended June 30, 2004 were $29.5 million as compared to approximately $36.8 million for the same period in 2003. Higher capital expenditures in the 2003 period were largely attributable to increased capital expenditures in connection with our North American SAP system implemented during 2003.

        Net cash provided by financing activities for the six months ended June 30, 2004 was $73.6 million as compared to $95.2 million in the six months ended June 30, 2003. This decrease is primarily attributable to reduced net borrowings to fund operating cash needs as explained above.

Debt and Liquidity

        As of June 30, 2004, the HLLC Credit Facilities consisted of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, the Term Loan A facility of $606.3 million and the Term Loan B facility of $96.1 million. On June 22, 2004, we sold $400 million of HLLC Unsecured Notes (as discussed below). The net proceeds from the offering were used to repay $362.9 million on our Term Loan B, reducing its balance from 459.0 million to $96.1 million, and to repay $25 million of the outstanding indebtedness of HCCA (as discussed below).

        As of June 30, 2004, our restricted group had outstanding variable rate borrowings of approximately $1.0 billion and the weighted average interest rate of these borrowings was approximately 6.2%. This weighted average rate does not consider the effects of interest rate hedging activities. Borrowings under the HLLC Revolving Facility bear interest, at our option, at a rate equal to a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on our most recent ratio of total debt to "EBITDA" (as defined in the HLLC Revolving Facility credit agreement), or a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA. As of June 30, 2004, the interest rate on the HLLC Revolving Facility was LIBOR plus 3.50%. As of June 30, 2004, Term Loan A bore interest at LIBOR plus 4.00% for eurocurrency loans. Prior to June 22, 2004, the applicable interest rate margin for eurocurrency loans on Term Loan A was 4.75%. In accordance with the credit agreement governing the HLLC Term Facilities, the margin was reduced by 0.75% (75 basis points) upon partial repayment of Term Loan B. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased by 0.75% (75 basis points) on April 1, 2004 to 9.00%, and on July 1, 2004 the interest rate margin for eurocurrency loans increased by an additional 0.75% (75 basis points) to its maximum of 9.75%. As of June 30, 2004, the interest rate for Term Loan B was LIBOR plus 9.0%. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of June 30, 2004, our restricted group had $86.5 million of outstanding borrowings and approximately $16 million of outstanding letters of credit under our $275 million HLLC Revolving Facility. At our restricted group, we had $31.1 million of cash on our balance sheet as of June 30, 2004. Accordingly, as of June 30, 2004, our restricted group had cash and unused borrowing capacity of approximately $204 million.

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

        On June 22, 2004, we sold the HLLC Unsecured Notes, including $300 million of the HLLC Unsecured Fixed Rate Notes that bear interest at 11.5% and mature on July 15, 2012 and $100 million of the HLLC Unsecured Floating Rate Notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011. As noted above, the net proceeds from the offering were used to repay $362.9 million on Term Loan B and to repay $25 million of the outstanding indebtedness of HCCA.

        On September 30, 2003, we sold $380 million aggregate principal amount of our 11 5/8% 2003 HLLC Senior Secured Notes at a discount to yield 11.875%. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 HLLC Secured Notes at a discount to yield 11.72%.

        Certain of our restricted group's Australian subsidiaries maintain credit facilities that are non-recourse to the Company. HCCA, in its capacity as trustee of the HCA Trust, holds our Australian styrenics assets. HCCA maintains the HCCA Facility, consisting of a term facility. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Unsecured Notes to repay a portion of the HCCA Facility, including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). In connection with this repayment, a preexisting payment default was cured and the remaining term facility was amended. The outstanding loan amount matures and is due on July 31, 2005. The HCCA Facility contains no financial covenants, and borrowings under the HCCA Facility bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of June 30, 2004, the weighted average interest rate for the HCCA Facility was 6.8%. The HCCA Facility is secured by effectively all the assets of the HCA Trust. Management believes that HCCA is in compliance with the covenants of the HCCA Facility as of June 30, 2004.

        HAHC and certain of its subsidiaries hold our Australian surfactants assets. HAHC and certain of its subsidiaries are parties to the HAHC Facilities, established in December 1998. As of June 30, 2004, borrowings under the HAHC Facilities total A$53.2 million ($36.8 million), and bear interest at a base rate plus a spread of 2%. As of June 30, 2004, the weighted average interest rate for the HAHC Facilities was 7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are subject to financial covenants, including a leverage ratio, an interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of June 30, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities, but it was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. The outstanding debt balances due under the HAHC Facilities have been classified in current portion of long-term debt.

        We believe the current liquidity of our restricted group, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian HAHC Facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Certain Credit Support Issues

        HIH and HI, which are unrestricted subsidiaries, have not guaranteed or provided any other credit support to our restricted group's obligations under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding high-yield notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to our Company, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the high-yield notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes. Additionally, any events of default under the HLLC Credit Facilities, the HLLC Notes or the 2003 HLLC Secured Notes, or the exercise of any remedy by the lenders thereunder, will not cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of Huntsman Specialty Chemical Holdings Corporation, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the 2003 HLLC Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH.

        On May 9, 2003, HMP issued the HMP Senior Discount Notes. Interest is paid in kind. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes acquired by HMP in connection with the HIH Consolidation Transaction, the 10% direct and 30% indirect equity interests held by HMP in HIH, HMP's common stock outstanding as of May 9, 2003, and HMP's 100% equity interest in the Company. A payment default under the HMP Senior Discount Notes or any other default that would permit the holders to accelerate the unpaid balance thereunder would also constitute a default under the HLLC Credit Facilities. Foreclosure on the stock of HMP or the equity interest in the Company would constitute a "change of control" and an event of default under the HLLC Credit Facilities and the HI Credit Facilities, and would give certain put rights to the holders of the HLLC Notes, the 2003 HLLC Secured Notes, and the high-yield notes of HI and HIH.

Changes in Financial Condition (Excluding HIH)

        The following information summarizes our net working capital position as of June 30, 2004 and December 31, 2003 (dollars in millions):

	June 30, 2004	December 31, 2003	Difference	% Change
Current assets:
Cash and cash equivalents	$31.1	$30.0	$1.1	4%
Accounts and notes receivables	488.2	428.7	59.5	14%
Inventories	286.7	296.0	(9.3)	(3)%
Prepaid expenses	1.0	25.0	(24.0)	(96)%
Other current assets	4.3	3.4	0.9	26%

Total current assets	$811.3	$783.1	$28.2	4%

Current liabilities:
Accounts payable	$322.2	$258.8	$63.4	24%
Accrued liabilities	233.7	204.6	29.1	14%
Deferred income taxes	14.5	14.5	—	0%
Current portion of long-term debt	40.0	132.2	(92.2)	(70)%

Total current liabilities	$610.4	$610.1	$0.3	0%

Working capital	$200.9	$173.0	$27.9	16%

        At June 30, 2004 our net working capital position was $200.9 million as compared to $173.0 million at December 31, 2003, resulting in an increase of $27.9 million. The changes in working capital can be explained as follows:

  •
  The increase in receivables of $59.5 million is primarily due to increased sales volumes and higher average selling prices.

  •
  The decrease in inventory of $9.3 million was primarily due to a reduction of inventory volumes, partially offset by higher raw material and energy costs.

  •
  The decrease in prepaid expenses and other current assets of $24.0 million is primarily due to the amortization of corporate insurance premiums in connection with our June 30 annual renewal.

  •
  The increase of $63.4 million in accounts payable is primarily due to an increase raw materials and energy prices.

  •
  Accrued liabilities increased by $29.1 million, primarily due to increased restructuring accruals.

  •
  The decrease in long-term debt-current portion of $92.2 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, the repayment of $25 million against the HCCA Facility resulting in a reclassification of the remaining balance as current (the entire $48.7 million balance was classified as current as of December 31, 2003), and a reduction of $7.7 million on the HAHC Facilities that are classified as current.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2004, we had no outstanding forward foreign exchange contracts. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        Under the terms of the HLLC Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of June 30, 2004, Huntsman LLC (excluding HIH) had entered into approximately $184.0 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately eighteen to thirty-six months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 3.78% to approximately 6.55%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        Pursuant to the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI is no longer required to hedge a portion of its floating rate debt. This is primarily because HI in recent years has replaced much of its floating rate debt with fixed rate debt in the form of the HI Senior Notes that serves as a natural hedge for a portion of HI's floating rate debt. As of June 30, 2004, HI had outstanding approximately $211 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms of three months or less. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay a fixed amount of approximately 5.89%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 5.25% and caps ranging from 7.00% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%.

        Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $23 million (approximately $13 million pertaining to HIH and $10 million pertaining to Huntsman LLC (excluding HIH)). This increase would be reduced by approximately $4 million, on an annualized basis (approximately $2 million pertaining to each HIH and Huntsman LLC (excluding HIH)), as a result of the effects of the interest rate swap transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2004, we had forward purchase and sale contracts for 45,000 tonnes and 40,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        HI has settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts HI has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts it believes are due to it. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, HI recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. HI expects that it will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, HI does not believe that it has material ongoing exposure for additional Discoloration Claims, after giving effect to its rights under contracts of indemnity, including the rights of indemnity it has against ICI. Nevertheless, HI can provide no assurance that its costs with respect to Discoloration Claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters" for a discussion of environmental proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

4.1	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011
4.2	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011
10.1
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
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
(b)
Reports Submitted on Form 8-K:

        During the three months ended June 30, 2004, we furnished a current report on Form 8-K on the following specified dates:

          April 15, 2004, with respect to Item 12

          June 14, 2004, with respect to Item 9

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN LLC
/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: August 16, 2004
/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)
Date: August 16, 2004

EXHIBIT INDEX

Number	Description of Exhibits
4.1	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011
4.2	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011
10.1
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
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