Form 10-K/A
period 2003-12-31
HUNTSMAN LLC
filed 2004-11-23
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-112279

HUNTSMAN LLC
(Exact name of registrant as specified in its charter)

UTAH	87-0533091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On June 30, 2003, the last business day of registrant's second fiscal quarter, 10,000,000 units of interest of registrant were outstanding. There is no established trading market for registrant's units of interest. All of registrant's units of interest are held by an affiliate. Accordingly, the market value of units of membership interest held by non-affiliates is zero.

Pursuant to securities exchange act rule 15d-2, the registrant hereby files this special financial report containing the audited financial statements of the registrant and its subsidiaries for the fiscal year ended December 31, 2003.

EXPLANATORY NOTE

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, we determined to reclassify certain amounts in our consolidated statement of cash flows for the year ended December 31, 2003 to accurately reflect the effects of foreign currency exchange gains and losses, and investment in unconsolidated affiliates. As a result, we have restated the consolidated statements of cash flows for the year ended December 31, 2003. The reclassifications have no impact on our (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets or (iii) increase (decrease) in cash and cash equivalents on our consolidated statements of cash flows.

        To give effect to the restatement of our 2003 consolidated statement of cash flows, this Amendment No.1 on Form 10-K/A amends "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes of Huntsman LLC in our original report on Form 10-K. In addition, this Amendment No. 1 amends our original report on Form 10-K to include a "Controls and Procedures" section. This Amendment No. 1 does not amend any other section of our original report on Form 10-K.

        Except as set forth above or as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the March 30, 2004 filing of our original report on Form 10-K or modify or update the disclosures set forth in the original report. As a result, this Amendment No. 1 contains forward-looking information that has not been updated for events subsequent to the March 31, 2004 filing of our original report on Form 10-K, and we direct you to our SEC filings made subsequent to March 30, 2004 for additional information.

        The registrant's Registration Statement on Form S-4 (Registration Number 333-112279), which became effective on February 13, 2004, did not contain certified financial statements for the fiscal year ended December 31, 2003, the registrant's last full fiscal year. This Special Financial Report is filed pursuant to Securities Exchange Act Rule 15d-2 and contains financial statements for the fiscal year ended December 31, 2003 in accordance with Securities Exchange Act Rule 15d-2.

HUNTSMAN LLC AND SUBSIDIARIES
AMENDMENT NO. 1 TO
SPECIAL FINANCIAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003
ON FORM 10-K/A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain Defined Terms

        For convenience in this report, the terms "HLLC," "Company," "our," "us" or "we" may be used to refer to Huntsman LLC and, unless the context otherwise requires, its subsidiaries. In this report, the term "Huntsman Polymers" refers to Huntsman Polymers Corporation and, unless the context otherwise requires, its subsidiaries, the term "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, the term "HCCA" refers to Huntsman Chemical Company Australia Pty. and, unless the context otherwise requires, its subsidiaries, the term "HI" refers to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries, the term "HIH" refers to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries, the term "HMP" refers to HMP Equity Holdings Corporation, the term "HGI" refers to Huntsman Group Inc., the term "Huntsman Holdings" refers to Huntsman Holdings, LLC, the term "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, the term "GOP" refers to MatlinPatterson Global Opportunities Partners, L.P. and its affiliates, the term "CPH" refers to Consolidated Press Holdings Limited and its subsidiaries and the term "ICI" refers to Imperial Chemical Industries PLC and its subsidiaries. The term "restricted group" refers to Huntsman LLC and its restricted subsidiaries under the indentures governing Huntsman LLC's outstanding notes and under its senior secured credit facilities (the "HLLC Credit Facilities"). The restricted group does not included HIH, HI and their subsidiaries.

        In the "Supplemental Discussion of Results of Operations for the Restricted Group for the Year Ended December 31, 2003" below and in certain other places in this report that deal with our restricted group, the terms "we," "our," "us," "HLLC" and "Huntsman LLC" refer to Huntsman LLC and its restricted subsidiaries (and not its unrestricted subsidiaries).

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

Explanatory Note

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains discussions of the following:

  •
  The pro forma financial condition and results of operations of Huntsman LLC on a consolidated basis as if HIH and HCCA had been consolidated subsidiaries at the beginning of the applicable periods. This presentation is captioned "Pro Forma—Consolidated Group" and compares the year ended December 31, 2003 to the year ended December 31, 2002.

  •
  The consolidated financial condition and results of operations of Huntsman LLC on a historical basis. This presentation is captioned "Results of Operations for the years ended December 31, 2002 and 2001" and compares the year ended December 31, 2002 to the year ended December 31, 2001.

        In order to present data that is useful for comparative purposes, the Pro Forma—Consolidated Group information set forth in this report has been prepared as if HIH and HCCA were consolidated subsidiaries as of January 1, 2002. HIH became a consolidated subsidiary as of May 1, 2003 and HCCA became a consolidated subsidiary as of September 30, 2002. To complete the Pro Forma—Consolidated Group information, we have (1) consolidated the operations and elimination entries of related parties for HIH for the four months ended May 1, 2003 and the year ended December 31, 2002, and (2) consolidated the operations and elimination entries for related parties for HCCA for the nine month period ended September 30, 2002. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and HCCA on the dates indicated or that may be expected in the future.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is followed by a supplemental discussion captioned "Supplemental Discussion of Results of Operations for the Restricted Group for the Year ended December 31, 2003" that provides information with respect to our restricted group, excluding HIH.

General

        We are global manufacturers and marketers of differentiated and commodity chemicals. We produce a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa.

        Our Company is a Utah limited liability company and all of our units of interest are owned by HMP. HMP is a Delaware corporation and is owned 100% by HGI, a Delaware corporation, subject to warrants that, if exercised, would entitle the holders to up to 12% of the common equity of HMP. HGI is owned 100% by Huntsman Holdings, a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, GOP, CPH and certain members of our senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of our senior management and certain members of the Huntsman family. Huntsman Holdings has issued certain other non-voting preferred units to the Huntsman family, GOP and CPH that track the performance of the AdMat business. The Huntsman family has board and operational control of our Company.

        HIH is 60% owned by Huntsman Specialty, an indirect subsidiary of our Company. On May 9, 2003, HMP exercised an option that it held and purchased the ICI subsidiary ("Alta One") that held ICI's 30% membership interest in HIH, and, at that time, HMP also purchased approximately 9% of the HIH membership interests held by institutional investors (the "HIH Consolidation Transaction"). Prior to May 9, 2003, HMP directly owned approximately 1% of the HIH membership interests. As a result of the HIH Consolidation Transaction, HMP, directly and indirectly through its ownership of our Company and Alta One, owns 100% of the HIH membership interests.

        Prior to May 1, 2003, we accounted for our investment in HIH on the equity method due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of HMP's 100% direct and indirect ownership of HIH and the resulting termination of ICI's management participation rights, we are considered to have a controlling financial interest in HIH. Accordingly, as of May 1, 2003, HIH is our consolidated subsidiary and is no longer accounted for on an equity basis. This change has resulted in changes in our operating segments. Previously, we reported on our operations through three principal operating segments: Performance Products, Polymers and Base Chemicals. With the consolidation of HIH, we now report on our operations through five segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals. The major products of each reportable operating segment are as follows:

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

        Historically, the demand for many of our Polyurethanes products has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. However, in the past year, volatile feedstock pricing has negatively impacted overall margins. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products are sold into consumer end use applications including household detergents and personal care products. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

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

        Historically, growth in demand for titanium dioxide ("TiO(2)") pigments has generally been linked with GDP growth rates and has trended somewhat below overall GDP growth rates as strong growth in the developing world economies has been tempered by modest growth in the developed world economies. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for TiO(2), are generally highest in periods leading up to spring and summer months. This results in greater sales volumes in the first half of the year because the proportion of our TiO(2) products sold in Europe and North America is greater than that sold in Asia and the rest of the world.

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

Recent Developments

Amendments of HLLC Credit Facilities, Offering of Notes and Redemption of Huntsman Polymers Notes

        On September 12, 2003, we entered into an amendment to the HLLC Credit Facilities that, among other things, permitted us to issue our 11 5/8% senior secured notes due 2010 (the "2003 Secured Notes") and to grant a security interest in connection with the 2003 Secured Notes. On September 30, 2003, we sold $380 million aggregate principal amount of the 2003 Secured Notes at a discount to yield 11 7/8% in a private offering (the "September 2003 Offering"). The proceeds from the September 2003 Offering were used to repay $65.0 million on our $275 million revolving credit facility (the "HLLC

Revolving Facility"), without reducing commitments, and $296.6 million on Term Loan A. The repayment on Term Loan A included a prepayment of $130.0 million of scheduled amortization payments in the direct order of maturity.

        On November 20, 2003, we entered into an amendment to the HLLC Credit Facilities that, among other things, extended the time during which we were permitted to issue additional notes from November 28, 2003 to March 31, 2004, and allowed us to use a portion of the proceeds of such additional issuance to redeem all the outstanding 11 3/4% senior unsecured notes of Huntsman Polymers (the "Huntsman Polymers Notes"). On December 3, 2003, we sold an additional $75.4 million aggregate principal amount of 2003 Secured Notes at a discount to yield 11.72% in a private offering (the "December 2003 Offering"), $34.9 million of the net proceeds of which was used to repay a portion of the Term Loan A under the HLLC Credit Facilities and $36.8 million of which was used to temporarily reduce borrowings under the HLLC Revolving Facility. On January 28, 2004, the Company borrowed $37.5 million (representing principal of $36.8 million plus accrued interest) under the HLLC Revolving Facility and redeemed all the outstanding Huntsman Polymers Notes which were otherwise due in December 2004. The combined total repayment on Term Loan A included a prepayment of $164.9 million of scheduled amortization payments in the direct order of maturity such that the next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006 in the amount of approximately $14 million, and approximately $30 million per quarter thereafter until final maturity in 2007 when approximately $503 million is due.

Amendment of Hi Credit Facilities and Refinancing of Hi Term A Loan

        On October 17, 2003, HI amended its senior secured credit facilities (the "HI Credit Facilities"). The amendment provided, among other things, for changes to certain financial covenants, including an increase in the leverage and interest coverage ratios, a decrease in the annual amount of permitted capital expenditures, and a decrease in the consolidated net worth covenant. With the exception of the changes relating to capital expenditures, these changes to the financial covenants apply to the quarterly periods ended September 30, 2003 through December 31, 2004. The amendment also allowed HI to obtain $205 million of additional term B and term C loans, which HI completed on October 22, 2003. The net proceeds of the additional term B and term C loans were applied to pay down the HI Revolving Facility by approximately $53 million, and the remainder of the net proceeds were applied to repay, in full, HI's term A loan. As a result of this refinancing, HI has no scheduled term loan maturities in 2004 and scheduled term loan maturities of approximately $12 million in each of 2005 and 2006. The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

Chinese MDI Joint Venture

        In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. One joint venture, with BASF AG ("BASF") and three Chinese chemical companies (the "Manufacturing JV"), will build three plants to manufacture mono-nitrobenzene ("MNB"), aniline, and crude MDI. HI effectively owns 35% of the Manufacturing JV. The other joint venture, with Shanghai Chlor-Alkali Chemical Company, Ltd. (the "Splitting JV"), will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. HI owns 70% of the Splitting JV. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

        The project will be funded by a combination of equity invested by the joint venture partners and borrowed funds. HI anticipates that its investment in the joint ventures and other related capital costs will be approximately $85 million. On November 13, 2003, the joint venture partners announced their intention to increase the production capacity of the Manufacturing JV from 160,000 to 240,000 metric tons per year. This change increased HI's expected share of the capital cost by approximately $10 million from $75 million to $85 million.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Manufacturing JV obtained term loans for the construction of its plant in the maximum principal amount of approximately $218.4 million, a working capital credit line in the amount of approximately $4.5 million, and a facility for funding VAT payments in the amount of approximately $1.5 million. The Splitting JV obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding VAT payments in the amount of approximately $0.6 million. The financing is non-recourse to HI and to our Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 35% of any amounts due and unpaid by the Manufacturing JV under the loans described above (except for the VAT facility which is not guaranteed), and 70% of any amounts due and unpaid by the Splitting JV under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the relevant joint venture has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

Restatements of Financial Statements

        In February 2004, HI discovered an error in accounting for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in HI's new SAP-based enterprise resource planning ("ERP") system. The use of the incorrect exchange factor resulted from the implementation of and transition to the new SAP-based ERP system in 2003. As a result of the discovery of this error HI filed an amended quarterly report on Form 10-Q/A with the U.S. Securities and Exchange Commission on February 10, 2004 to restate its financial statements for the three months and the nine months ended as of September 30, 2003 to correct the effect of this error and to adjust certain other items which, considered in relation to HI's financial statements taken as a whole, were not material. The restatement had the effect of increasing HI's net loss for the nine months ended September 30, 2003 by $12.3 million.

        In March 2004, our management discovered that HI had inappropriately calculated foreign exchange gains and losses with respect to its accounts receivable securitization program and that we had incorrectly classified HI's foreign exchange gains and losses on the securitized receivables denominated in foreign currency in our consolidated statements of operations for each of the first three quarters of 2003. As a result, we have restated our consolidated financial statements to increase net income for each of the first three quarters of 2003 to correct the accounting and classification of foreign exchange gains and losses related to the accounts receivable securitization program. A summary of the significant effects of this restatement is presented in "Note 25—Selected Unaudited Quarterly Financial Data" to the accompanying audited consolidated financial statements.

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, we determined to reclassify certain amounts in our consolidated statement of cash flows for the year ended December 31, 2003, to accurately reflect the effects of foreign currency exchange gains and losses, and investments in unconsolidated affiliates. As a result, we restated our consolidated statement of cash flows for the year ended December 31, 2003. There was no change to the line "Cash or Cash Equivalents" due to this restatement.

Construction of HI LDPE Facility

        We believe that the cost position of HI's Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While HI exports approximately one-third of its ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and HI is engaged in a feasibility study with respect to the possible construction of a world-scale low density polyurethane ("LDPE") facility at its Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $275 million to $300 million to construct. HI has had preliminary discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and HI may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in late 2006.

Results of Operations
Years Ended December 31, 2003, 2002 and 2001 (Dollars in Millions)

	Years ended December 31,
	2003(2)	2002	2001
Revenues	$6,567.8	$2,661.0	$2,757.4
Cost of goods sold	5,959.8	2,421.0	2,666.6

Gross profit	608.0	240.0	90.8
Expenses of selling, general and administrative, research and development, and other operating income (expense)	396.8	174.7	211.7
Restructuring and plant closing costs (credits) and asset impairment charges	37.9	(1.0)	588.5

Operating income (Loss)	173.3	66.3	(709.4)
Interest expense, net	(391.8)	(192.7)	(239.3)
Loss on accounts receivable securitization program	(20.4)	—	(5.9)
Equity loss on investments in unconsolidated affiliates	(36.8)	(31.1)	(86.8)
Other income (expense)	—	(7.6)	0.6

Loss before income tax benefit, minority interests, and cumulative effect of accounting change	(275.7)	(165.1)	(1,040.8)
Income tax benefit (expense)	(40.1)	(8.5)	184.9
Minority interests in subsidiaries' loss (income)	67.6	(28.8)	13.1
Cumulative effect of accounting change	—	169.7	0.1

Net loss	$(248.2)	$(32.7)	$(842.7)

Interest expense, net	391.8	192.7	239.3
Income tax benefit (expense)	40.1	8.5	(184.9)
Cumulative effect of accounting change	—	(169.7)	(0.1)
Depreciation and amortization	318.8	152.7	197.5

EBITDA(1)(3)	$502.5	$151.5	$(590.9)

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP"). We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization. See "Note 24—Operating Segment Information" to our consolidated financial statements.

        Included in EBITDA are the following items of income (expense):

	Years ended December 31,
	2003	2002	2001
Foreign exchange gains—unallocated	$51.9	$0.4	$—
Gain (loss) on accounts receivable securitization program	20.4	—	(5.9)
Contract termination	(2.0)	—	—
Early extinguishment of debt	—	(6.7)	(1.1)
Restructuring and reorganization:
Polyurethanes	(11.0)	—	—
Performance Products	(22.1)	—
Polymers	(0.7)	5.7	(527.2)
Pigments	(6.5)	—	—
Corporate and other	2.4	(23.3)	(67.9)

Total restructuring and reorganization	$(37.9)	$(17.6)	$(595.1)

(2)
On May 9, 2003, HMP, our parent, completed the HIH Consolidation Transaction. Accordingly, effective May 1, 2003, HIH became a consolidated subsidiary of our Company. As of May 1, 2003, HIH's total assets of $5,187.1 million (including cash of $62.2 million), total liabilities of $4,889.2 million, and minority interest of $1.0 million were consolidated into our Company. In addition, we recorded a minority interest in subsidiary's loss of $111.1 million to reflect HMP's 40% interest in HIH.

(3)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the pro forma statement of operations on page 9, the pro forma statement of cash flows on page 19 and the pro forma debt comparison on page 21 have been prepared as if HIH and HCCA were consolidated subsidiaries as of January 1, 2002. HIH became a consolidated subsidiary as of May 1, 2003 and HCCA became a consolidated subsidiary as of September 30, 2002. To complete the pro forma information we have consolidated the additional operations and elimination entries of related parties for HIH for the four months ended May 1, 2003, and consolidated the debt of HIH as of December 31, 2002. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and HCCA on the dates indicated or that may be expected in the future.

Year Ended December 31, 2003 (Pro Forma—Consolidated Group) Compared to Year Ended December 31, 2002 (Pro Forma—Consolidated Group) (Dollars in Millions)

	Years ended December 31,
	2003	2002
Revenues	$8,207.7	$7,063.3
Cost of goods sold	7,422.8	6,212.2

Gross profit	784.9	851.1
Expenses of selling, general and administrative, research and development, and other operating income (expense)	497.5	558.2
Restructuring, impairment and plant closing costs	55.0	6.7

Operating income	232.4	286.2
Interest expense, net	(505.0)	(529.6)
Loss on accounts receivable securitization program	(32.4)	(5.5)
Equity income on investments in
unconsolidated affiliates	2.2	2.0
Other expense	(2.2)	(0.7)

Loss before income tax benefit, minority interests, and cumulative effect of accounting change	(305.0)	(247.6)
Income tax benefit (expense)	(37.7)	32.9
Minority interests in subsidiaries' loss	93.6	27.5
Cumulative effect of accounting change	—	169.7

Net loss	$(249.1)	$(17.5)

Interest expense, net	505.0	529.6
Income tax (benefit) expense	37.7	(32.9)
Cumulative effect of accounting change	—	(169.7)
Depreciation and amortization	410.0	417.8

EBITDA(1)(2)	$703.6	$727.3

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization. See "Note 24—Operating Segment Information" to our consolidated financial statements.

        Included in EBITDA are the following items of income (expense):

	Years ended December 31,
	2003	2002
Foreign exchange gains—unallocated	$102.2	$47.4
Gain (loss) on accounts receivable securitization program	(32.4)	(5.5)
Contract termination	(2.0)	—
Early extinguishment of debt	—	(6.7)
Restructuring and reorganization:
Polyurethanes	(28.1)	—
Performance Products	(22.1)	(4.6)
Polymers	(0.7)	5.7
Pigments	(6.5)	(3.1)
Corp other	2.4	(23.3)

Total restructuring and reorganization	$(55.0)	$(25.3)

(2)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (Pro Forma)

        For the year ended December 31, 2003, we had a net loss of $249.1 million on revenues of $8,207.7 million, compared to net loss of $17.5 million on revenues of $7,063.3 million for 2002. The decrease of $231.6 million in net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2003 increased by $1,144.4 million, or 16%, to $8,207.7 million from $7,063.3 million during 2002. Revenues increased in all segments period over period. In both our international and domestic businesses, revenue increases resulted primarily from higher average selling prices in response to higher raw materials prices. In our international businesses, average selling prices also increased due to the strength of the major European currencies versus the U.S. dollar.

  •
  Gross profit for the year ended December 31, 2003 decreased by $66.2 million to $784.9 million from $851.1 million in 2002. The decrease in gross profit was mainly the result of higher overall raw material prices during 2003 as compared to 2002. Increased raw material prices were only partially offset by increased average selling prices.

  •
  Selling, general and administrative expenses ("SG&A") and other operating costs for the year ended December 31, 2003 decreased by $60.7 million to $497.5 million from $558.2 million in 2002. This decrease was primarily the result of a $54.8 million increase in exchange gains, $48.3 million of which was the result of an increase in foreign exchange gains at HI. Additionally, this decrease was due to reorganization costs of $18.6 million incurred in 2002, partially offset by a $2.0 million contract termination fee paid in 2003 in connection with an information technology services agreement.

  •
  During the year ended December 31, 2003, we recorded restructuring and plant closing charges of $55.0 million. Our Polyurethanes segment recorded restructuring charges of $28.1 million in 2003 in connection with the integration of our global flexible products unit into our urethane specialties unit and various cost initiatives at our Rozenburg, Netherlands manufacturing site. Our Performance Products segment recorded restructuring charges of $22.1 million in 2003 relating to the closure of certain production units at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K. and the restructuring of our Barcelona, Spain facility. Our Pigments segment recorded a restructuring charge of $6.5 million relating to workforce reductions across the segment's operations worldwide. All these charges are part of an overall corporate cost reduction program that is expected to be implemented from 2003 to 2005. A net charge of $0.7 million was also recorded in our Polymers segment in 2003 for the shutdown of our specialty EPS business. We also reversed $2.4 million of prior years' restructuring charges accrued in connection with our manufacturing operations at our Jefferson county facilities to reflect actual cash paid.

  •
  Net interest expense for the year ended December 31, 2003 decreased by $24.6 million to $505.0 million from $529.6 million for 2002. The decrease was largely due to a net overall reduction of debt as a consequence of our debt restructuring completed on September 30, 2002 (the "Restructuring") and from lower average underlying base interest rates. For more information on the Restructuring, see "Note 1—General—Company" to our consolidated financial statements. Lower interest expense in the 2003 period was partially offset by additional debt issued in the period, a portion of which represents additional fixed rate senior notes issued by HI in March 2002 and April 2003 and by us in September and December 2003.

  •
  Loss on HI's accounts receivable securitization program increased $26.9 million to a loss of $32.4 million for the year ended December 31, 2003 as compared to a loss of $5.5 million for 2002. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This increase is mainly attributable to losses on foreign currency hedge contracts mandated by HI's accounts receivable securitization program, and the increase in the size of HI's accounts receivable securitization program effective October 2002.

  •
  Income tax expense increased $70.6 million to an expense of $37.7 million for the year ended December 31, 2003 as compared to a benefit of $32.9 million for 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax expenses were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

  •
  HMP's minority interest in the losses of HIH increased by $66.1 million to $93.6 million for the year ended December 31, 2003 as compared to $27.5 million for 2002. This increase was due to the increase in net loss of HIH.

        The following table sets forth the sales and segment EBITDA for each of our operating segments:

	Year ended December 31, 2003	Year ended December 31, 2002
Revenues
Polyurethanes	$2,297.5	$2,066.0
Performance Products	1,689.6	1,524.0
Polymers	1,155.5	944.3
Pigments	1,010.0	880.3
Base Chemicals	2,639.9	2,091.3
Eliminations	(584.8)	(442.6)

Total	$8,207.7	$7,063.3

Segment ebitda
Polyurethanes	$233.4	$365.1
Performance Products	128.3	191.6
Polymers	80.8	81.8
Pigments	105.4	68.2
Base Chemicals	71.7	58.6
Corporate and other	84.0	(38.0)

Total	$703.6	$727.3

Polyurethanes

        For the year ended December 31, 2003, Polyurethanes revenues increased by $231.5 million, or 11%, to $2,297.5 million from $2,066.0 million for 2002. MDI sales revenue increased by 11%, due to 11% higher average selling prices and relatively flat volumes. The overall lack of MDI volume growth was largely the result of a reduction in spot sales to co-producers in 2003. MDI sales volumes, excluding spot sales, rose by 6%, with increases of 20%, 6% and 2% in Asia, the Americas and Europe, respectively, driven by the improved rigid polyurethanes market in the fourth quarter 2003. MDI overall average selling prices increased by 11%, 7% of which was attributable to the strength of the major European currencies versus the U.S. dollar and 4% of which was attributable to our continued efforts to increase sales prices as raw material costs increased. Polyol sales revenue increased by 16% as sales volumes increased by 4%, consistent with underlying MDI volumes, and average selling prices increased by 12%, 7% of which was attributable to the strength of the major European currencies versus the U.S. dollar. PO revenue decreased 8%, primarily due to the conversion of certain sales to a tolling arrangement, which affected revenues but only had a minimal impact on gross margin. MTBE sales revenue increased by 14% due to a 7% increase in volumes and a 7% increase in selling prices due to stronger crude oil and gasoline markets.

        For the year ended December 31, 2003, Polyurethanes segment EBITDA decreased by $131.7 million to $233.4 million from $365.1 million for the same period in 2002. Lower EBITDA resulted mainly from a $271.9 million increase in raw material and energy costs, partly offset by a $200.5 million improvement in average selling prices. We also recorded $28.1 million in restructuring charges in connection with the integration of our global flexible products unit into our urethane specialties unit and cost reduction efforts at our Rozenburg, Netherlands site. These charges are part of an overall cost reduction program that is expected to be implemented from 2003 to 2005. We also incurred a $2.5 million charge due to the write-off of an asset formerly used in connection with our Geismar, Louisiana TDI facility. Fixed production costs increased $33.6 million, primarily due to the $18.9 million impact of the strengthening of the major European currencies versus the U.S. dollar, increased pension costs of $10.1 million and a $7.1 million fixed cost absorption as a result of a reduction in inventory levels. SG&A costs also increased $1.5 million due to a $16.6 million adverse foreign currency exchange impact, partly offset by $15.3 million in cost savings as measured in local currencies.

Performance Products

        For the year ended December 31, 2003, Performance Products revenues increased by $165.6 million, or 11%, to $1,689.6 million from $1,524.0 million in 2002. Overall, segment sales volumes increased by 2% and average selling prices increased by 8%. Ethylene glycol revenues increased by 63% over 2002, resulting from a 45% increase in average selling prices in response to higher raw material costs and higher industry operating rates, and volumes increased 13% due to stronger demand, particularly in Asia. MAn revenues decreased by 18% compared to 2002, as volumes fell by 2% and average selling prices fell by 19%, both due to lower sales of relatively higher-priced catalyst. Surfactants revenues increased by 5% over 2002, resulting from an 8% increase in average selling prices, partially offset by a decrease of 3% in global volumes. Average selling prices in our non-U.S. surfactants markets decreased in local currencies due to intense competition, but average selling prices of our surfactants increased by 19% due to the strength of the major European currencies and the Australian dollar versus the U.S. dollar. In the U.S., surfactants' pricing was relatively flat. Surfactants volumes decreased due to a market shift away from nonyl phenol ethoxylates to alternative products, softer European demand, competitive activity and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Amine revenues increased by 12% over 2002, resulting from a 9% increase in average selling prices which was due to higher raw material costs and improved product mix and an increase of 2% in volumes as a result of favorable demand conditions.

        For the year ended December 31, 2003, Performance Products segment EBITDA fell by $63.3 million to $128.3 million from $191.6 million in 2002. Lower EBITDA resulted mainly from a $157.5 million increase in raw material costs, partially offset by a $139.7 million improvement in average selling prices. Fixed production costs increased by $13.2 million, of which $11.0 million was due to adverse foreign exchange movements, and the remainder of which was due to higher maintenance and waste disposal costs. Overall, SG&A and other costs increased by $12.2 million, of which $9.0 million was due to adverse foreign exchange impacts. Restructuring costs in the year ended December 31, 2003 were $17.5 million higher than in 2002 due to the $20.1 million charge taken in connection with the closure of certain units at our Whitehaven, U.K. facility in September 2003 and $2.0 million charged in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K. and the restructuring of our Spanish facility in Barcelona, Spain.

Polymers

        For the year ended December 31, 2003, Polymers revenues increased by $211.2 million, or 22%, to $1,155.5 million from $944.3 million in 2002. Overall sales volumes increased by 9% and average selling prices increased by 13%. Polyethylene revenues increased by 22%, as average selling prices increased 19% primarily in response to higher underlying raw material and energy costs, and sales volumes increased 2%. After giving effect to the shutdown of a manufacturing line in Odessa, Texas, polypropylene revenues increased by 11%, as average selling prices increased by 11% primarily in response to higher raw material and energy costs and increased industry operating rates. APAO revenues increased by 29%, as average selling prices increased 5% due to changes in product mix, and sales volumes increased 24% as the result of increased export sales and increased sales into the roofing market. Expandable polystyrene revenues increased by 10%, as average selling prices increased 16% primarily in response to higher underlying raw material and energy costs, while sales volumes decreased 5% due to import competition. Australian styrenics revenues increased by 25%, resulting from an increase in average selling prices of 18%, 17% of which was attributable to the strength of the Australian dollar versus the U.S. dollar, and an increase in sales volumes of 6%.

        For the year ended December 31, 2003, Polymers segment EBITDA decreased by $1.0 million to $80.8 million from $81.8 million in 2002. The decrease in EBITDA is primarily the result of increases in selling prices of $165.5 million and increases in sales volumes of $8.6 million, which were offset by higher raw material and energy prices of $152.4 million, higher fixed production costs of $18.6 million (primarily in maintenance and employee costs), and lower SG&A costs of $2.2 million. A favorable adjustment of $5.7 million to EBITDA taken in 2002, associated with the partial reversal of a 2001 restructuring charge, also contributed a negative impact to the 2003 over 2002 change.

Pigments

        For the year ended December 31, 2003, Pigments revenues increased by $129.6 million, or 15%, to $1,009.9 million from $880.3 million for the same period in 2002. Average selling prices increased by 13%, of which 9% resulted from the strength of the major European currencies versus the U.S. dollar, and the remainder of which resulted from improved supply and demand conditions. Average selling prices as measured in local currencies increased by 5%, 3% and 6% in Europe, North America and Asia-Pacific ("APAC"), respectively, due to price increases implemented in early 2003 as a result of favorable supply and demand conditions that existed at that time. Sales volumes increased overall by 1%, with North America and APAC both showing an increase of 6%, while Europe was unchanged.

        For the year ended December 31, 2003, Pigments segment EBITDA increased by $37.2 million to $105.4 million from $68.2 million in 2002. The increase in EBITDA is primarily a result of a $114.6 million increase in selling prices and the $5.3 million impact of the 1% increase in sales volume, partially offset by an increase in manufacturing costs of $83.6 million. The manufacturing cost increase was caused mainly by foreign currency movements of $84.3 million, which were partially offset by savings of $4.8 million, as measured in local currencies, from our cost reduction initiatives. SG&A and other operating costs increased by $1.6 million mainly due to an increase in restructuring charges of $3.4 million and a $3.2 million increase in pension costs, partially offset by the release of $2.6 million of surplus environmental provisions recorded in relation to our Tracy, Canada facility which was closed in 2000.

Base Chemicals

        For the year ended December 31, 2003, Base Chemicals revenues increased by $548.6 million, or 26%, to $2,639.9 million from $2,091.3 million in 2002. Overall, sales volumes decreased by 3% and average selling prices increased by 30%. The decrease in sales volumes was primarily the result of a 14% decrease in our U.S. olefins volumes due to the planned maintenance shutdown at our Port Arthur, Texas facility in May 2003 and lower benzene sales volumes in our European markets due to increased internal consumption to produce cyclohexane. Base Chemicals average selling prices were up 24% in response to higher raw material and energy prices and favorable supply and demand conditions and 6% due to the strength of the major European currencies versus the U.S. dollar. Ethylene revenues increased 22%, resulting from a 22% increase in average sales prices while volumes were relatively flat. Propylene revenue increase 6%, resulting from an 18% increase in average selling prices, partially offset by a 10% decrease in volumes. Cyclohexane revenue increase 21%, resulting from an 28% increase in average selling prices, partially offset by 6% lower volumes.

        For the year ended December 31, 2003, Base Chemicals segment EBITDA increased by $13.1 million to $71.7 million from $58.6 million in 2002. The increase in EBITDA is primarily the result of a $633.7 million increase in average selling prices. Higher average selling prices were partially offset by a $571.8 million increase in raw material and energy costs and by $5.3 million in lower sales volumes primarily due to the planned shutdown of our Port Arthur, Texas olefins facility. Fixed production costs increased $49.9 million, of which $16.0 million was due to foreign exchange impacts, $11.0 million was due to costs reclassified from SG&A and $19.9 million was due to higher costs related to a planned maintenance shutdown as well as other personnel and maintenance costs. SG&A and other costs decreased by $7.9, which included $11.0 million of costs reclassified as fixed production costs, $2.6 million of insurance claim recoveries and $3.0 million of recoveries from the sale of precious metals used in the manufacturing process. The SG&A cost decreases were partially offset by $2.4 million associated with various terminated capital projects and reduced foreign currency translation gains of $1.9 million, a $1.8 million bad debt adjustment taken in 2003 and a $2.8 million credit adjustment taken in 2002 related to MTBE raw material costs in 2001.

Corporate and Other

        Corporate and other includes corporate overhead, gain (loss) on the accounts receivable securitization program, minority interest in earnings of consolidated subsidiaries and unallocated foreign exchange gains and losses. For the year ended December 31, 2003, EBITDA from corporate and other items increased by $122.0 million to $84.0 million of income from a $38.0 million loss in 2002. This increase was primarily due to increases in minority interest of $66.1 million (resulting from HMP's minority interest in HIH's losses), decreased unallocated restructuring and reorganization costs of $25.7 million, and increased unallocated foreign exchange gains of $54.8 million, partially offset by increased loss on HI's accounts receivable securitization program of $26.9 million.

        As noted, unallocated foreign exchange gains were $54.8 million higher, primarily resulting from movements in the foreign exchange rates used to translate the current portion of intercompany balances to the functional currency at the end of the period as well as the translation of foreign currency accounts receivable balances sold into HI's accounts receivable securitization program to U.S. dollars. Losses on HI's accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The increased losses on HI's accounts receivable securitization program were primarily due to losses on foreign exchange hedge contracts mandated by HI's accounts receivable securitization program and the increase in the size of the securitization facility effective October 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 (Historical)

        In 2002 we had a net loss of $32.7 million on revenues of $2,661.0 million, compared to a net loss of $842.7 million on revenues of $2,757.4 million for 2001. The decrease of $810.0 million in net loss was the result of the following items:

  •
  Revenue decreased $96.4 million, or 3%, to $2,661.0 million for 2002 from $2,757.4 million for 2001. The decrease was attributable to reduced revenues in the Performance Products and Base Chemicals segments partially offset by higher revenues for Polymers. The increase in Polymers revenues was primarily due to the inclusion of the fourth quarter results of our Australian styrenics operations. Prior to the fourth quarter of 2002, these results were reported under the equity method of accounting. Lower average selling prices were experienced by all business segments. Lower sales volumes for Polymers were partially offset by higher sales volumes for Base Chemicals and Performance Products. Lower sales volumes in the Polymers business segment were primarily due to the permanent closure of our styrene plant in Odessa, Texas in 2001, which resulted in a $40.8 million decrease in revenues for the year ended December 31, 2002 as compared with the same period in 2001.

  •
  Gross profit increased $149.2 million to $240.0 million for 2002 from $90.8 million for 2001. The increase was attributable to improved gross profit for the Performance Products and Polymers business segments, partially offset by reduced gross profit for the Base Chemicals segment. Performance Products and Polymers margins improved as declining raw material prices outpaced the decline in average selling prices, and fixed costs decreased due to our cost reduction program. In the Base Chemicals segment average selling prices declined more rapidly than raw material prices, but the decline was partially offset by lower fixed costs due to our cost reduction program. In addition, depreciation expense in the 2002 period was lower due to a reduction in depreciable basis as a result of our cost rationalization program and the impairment charges taken in 2001.

  •
  Selling, general, administrative, research and development expenses decreased $37.0 million to $174.7 million for 2002 compared to $211.7 million for the previous year. This decrease was primarily due to lower information and technology costs, lower legal expenses and savings due to our cost reduction program. This decrease was also due to $8.6 million in additional write-offs of accounts receivable balances in 2001 as compared with 2002.

  •
  During 2001, we incurred restructuring, plant closing and asset impairment charges of $588.5 million as we closed certain manufacturing facilities and eliminated certain operating, sales and administrative positions. These charges were revised downward during 2002 by $5.3 million, and additional charges of $4.3 million were recorded in 2002 in relation to curtailed production at our Port Neches, Texas and Guelph, Canada operations.

  •
  Other expense for 2002 increased by $9.3 million to $7.6 million from income of $1.7 million for 2001. The increase in expense was primarily due to increased loss on extinguishment of long-term debt, loss on sale of non-qualified plan assets and loss on the exchangeable preferred stock, partially offset by income recorded in 2001 that related to insurance settlements and dividends on exchangeable preferred stock held in NOVA Chemicals Corporation.

  •
  Equity in losses of unconsolidated affiliates decreased by $56.8 million to $31.1 million in 2002 from $87.9 million in 2001. This decrease was primarily due to our 60% ownership of HIH, and HIH's improved results in 2002 as compared to 2001.

  •
  Net interest expense for 2002 decreased by $46.6 million to $192.7 million from $239.3 million for 2001. The decrease was primarily due to the restructuring of debt in September 2002, partially offset by an unfavorable impact from adjusting interest rate instruments to fair value.

  •
  Loss on accounts receivable securitization program of $5.9 million was recognized in 2001 resulting from our domestic accounts receivable securitization program that was discontinued in December of 2001.

  •
  Income tax benefit decreased by $193.4 million to a charge of $8.5 million for the year ended December 31, 2002 as compared to a $184.9 million tax benefit for 2001. No tax benefit has been recorded in 2002 because we have determined not to increase our tax benefit beyond the amount valued at December 31, 2001. The $8.5 million charge that was recorded in the year ended December 31, 2002 was primarily interest expense related to the settlement of federal income taxes for certain prior years.

        The following table sets forth sales and segment EBITDA for each of our operating segments:

	Year ended December 31, 2002	Year ended December 31, 2001
Net Sales:
Performance Products	$1,028.2	$1,077.6
Polymers	840.2	816.4
Base Chemicals	996.2	1,051.3
Eliminations	(203.6)	(187.9)

Total	$2,661.0	$2,757.4

Segment EBITDA
Performance Products	$164.4	$127.7
Polymers	74.7	(550.6)
Base Chemicals	44.7	63.1
Corporate and other	(132.3)	(231.1)

Total	$151.5	$(590.9)

Performance Products

        For the year ended December 31, 2002, Performance Products revenues decreased by $49.4 million to $1,028.2 million from $1,077.6 million in 2001. This decrease was primarily the result of lower revenues in our LAB and amines operations. LAB product revenue decreased by 20% due to lower volumes of 12%, coupled with pricing declines of 9%. These decreases were the result of product substitution into lower priced alternatives. Amines chemicals sales revenue decreased by 4% due to an 8% decrease in volumes partially offset by 4% increase in average selling prices. The increase in average selling prices was due primarily to proactive product and customer mix rationalization efforts.

MAn sales revenue increased by 9% as compared to the same period in 2001. MAn sales prices increased by 7% due to increased sales of higher priced maleic catalyst.

        For the year ended December 31, 2002, Performance Products segment EBITDA increased by $36.7 million to $164.4 million from $127.7 million for 2001. Increased segment income resulted from lower ethylene-based feedstock costs, higher sales volumes and fixed cost savings resulting from our cost reduction program. The $36.7 million increase in segment EBITDA is net of $33.6 million received in 2001 from business interruption insurance proceeds relating to a loss sustained in connection with the outage of our EO unit in December of 2000.

Polymers

        For the year ended December 31, 2002, Polymers revenues increased by $23.8 million to $840.2 million from $816.4 million in 2001. The major factor contributing to the increase in Polymers revenues was the inclusion of the fourth quarter results of our Australian styrenics operations in 2002 which resulted in an increase of $35.7 million of revenues. Prior to the fourth quarter 2002, these results were reported under the equity method of accounting. Offsetting this increase, we had lower sales revenues due to the permanent closure of our Odessa, Texas styrene plant which resulted in a reduction in sales revenue of $40.8 million. Changes in U.S. sales revenues are as follows: Olefins sales revenue decreased by 19%, with volumes down 12% due primarily to lower propane sales resulting from a change in feedstock mix, while average selling prices decreased by 7% due to declining underlying raw material and energy prices. Polyethylene sales revenue increased by 2%, with volumes up by 10% on stronger demand. Increased polyethylene sales volumes were partially offset by a decrease in average selling prices of 7%. Polypropylene sales revenue increased by 10%, with volumes up 7% due to a tighter supply/demand balance and concentrated buying associated with the discontinuation of certain polypropylene products from our Odessa facility. EPS revenue increased 5%, with volumes up by 10% due to a tighter supply/demand balance, partially offset by a decrease in average selling prices of 3%.

        For the year ended December 31, 2002, Polymers segment EBITDA increased by $625.3 million to $74.7 million from an EBITDA loss of $550.6 million for 2001. The increase in segment EBITDA was primarily due to a $527.0 million restructuring and plant closing charge recorded in the 2001 period and improved market fundamentals in 2002 allowing some margin expansion from earlier trough conditions, coupled with the benefits of our fixed cost reductions and elimination of certain non-competitive assets.

Base Chemicals

        For the year ended December 31, 2002, Base Chemicals revenues decreased $55.1 million to $996.2 million from $1,051.3 million. Olefins sales revenue decreased by 10%, partly due to volume decreases of 1%, but primarily because average selling prices decreased by 10% in line with loosening operating rates in the industry and generally declining raw material costs. Benzene sales revenue decreased by 6% as compared to 2001. Benzene sales volumes decreased by 15% due to a lack of available feedstock. Benzene average selling prices increased by 11%. Cyclohexane sales revenue increased by 45% as compared to 2001. Cyclohexane sales volumes increased by 37% due to tightening market conditions resulting from steady demand. Cyclohexane average selling prices increased by 7%. Butadiene sales volumes increased by 4% due to increased feedstock availability, while average selling prices decreased by 5%. MTBE sales volumes increased by 5% as a result of tightening market conditions due to steady demand, while average selling prices decreased by 7%.

        For the year ended December 31, 2002, Base Chemicals segment EBITDA decreased $18.4 million to $44.7 million from $63.1 million for the same period of 2001. The decrease was primarily due to declines in average selling prices outpacing decreases in raw material prices for most Base Chemical products, partially offset by cost savings resulting from our cost reduction program and increased demand for cyclohexane and MTBE. In the fourth quarter 2002, raw material prices increased significantly as a result of the crude oil shortage caused by the strike in Venezuela and the uncertainty regarding war with Iraq. In addition, higher natural gas prices were experienced in the fourth quarter of 2002 due to the unusually cold start to the winter heating season.

Corporate And Other

        Corporate and other includes corporate overhead, gain (loss) on the accounts receivable securitization program, minority interest in earnings of consoldiated subsidiaries and unallocated foreign exchange gains and losses. EBITDA from corporate and other for 2002 increased by $98.8 million to an EBITDA loss of $132.3 million from an EBITDA loss of $231.1 million for 2001. The increase was due to a $61.5 million restructuring charge recorded in the 2001 period, a $41.1 million change in minority interest, a $5.6 million increase in loss on extinguishment of long-term debt, a decrease in equity losses of $54.6 due to reduced losses of HIH, and reductions in corporate overhead expenses of $22.0 million resulting from our cost reduction program. Additionally, we had $8.6 million in additional write-offs of accounts receivable balances in 2001 as compared with 2002 which resulted in lower corporate and other costs in 2002.

Liquidity and Capital Resources (Pro Forma)

Pro Forma Statement of Cash Flows

	December 31, 2003	December 31, 2002
	(As restated)(1)	(As restated)(1)
Cash flows from operating activities:
Net loss	$(249.1)	$(17.5)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of accounting change	—	(169.7)
Depreciation and amortization	410.0	417.8
Noncash interest expense	134.7	109.1
Gain on foreign currency transactions	(66.8)	(29.5)
Other adjustments to reconcile net loss	(73.2)	(66.9)
Net changes in operating assets and liabilities	(33.9)	40.0

Net cash provided by operating activities	121.7	283.3

Investing activities:
Capital expenditures	(217.1)	(269.3)
Other investing activities	(10.4)	(0.9)

Net cash used in investing activities	(227.5)	(270.2)

Financing activities:
Net borrowings under revolving loan facilities	(64.9)	(11.5)
Net borrowings on overdraft	7.5	—
Repayment of long term debt	(603.3)	(366.6)
Proceeds from long-term debt	813.4	300.0
Shares of subsidiaries issued to minorities for cash	2.7	—
Debt issuance costs	(37.6)	(26.9)

Net cash provided by (used in) financing activities	117.8	(105.0)

Effect of exchange rate changes on cash	9.0	4.8
Increase (decrease) in cash and cash equivalents	21.0	(87.1)
Cash and cash equivalents at beginning of period	106.8	193.9

Cash and cash equivalents at end of period	$127.8	$106.8

For more information, see "—Pro Forma Financial Information" and "—Results of Operations" above.

(1)
The pro forma statement of cash flows has been restated to give effect to matters discussed in "Note 26—Restatements" to the accompanying consolidated financial statements of the Company for the year ended December 31, 2003.

Cash

        Net cash provided by operating activities for the year ended December 31, 2003 decreased to $121.7 million from $283.3 million provided by operating activities in 2002. The variance is mainly attributable to reduced operating income as explained above and an increased investment in net working capital in 2003.

        Net cash used in investing activities for the year ended December 31, 2003 decreased to $227.5 million from $270.2 million for 2002. Capital expenditures for HIH for the year ended December 31, 2003 were $127.4 million as compared to $190.5 million for 2002. This decrease in capital spending at HIH during 2003 was largely attributable to increased spending in 2002 in connection with the ICON modernization and the expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project within our Pigments segment, both of which were completed in 2002. Capital expenditures for our restricted group for the year ended December 31, 2003 were $89.7 million as compared to $78.8 million for 2002. The increase was largely attributable to increased expenditures in connection with the scheduled turnaround and inspection of our Port Arthur, Texas olefins unit, spending on our North American SAP system and higher capital expenditures in line with normalized levels.

        Net cash provided by financing activities for the year ended December 31, 2003 increased to $117.8 million from $105.0 million used in financing activities for 2002. Net cash provided by financing activities in 2003 is mainly a result of increased net borrowings to fund operating cash needs as explained above. On September 30, 2002 in connection with the Restructuring, we used in excess of $90 million of cash to repay bank debt. In addition, there was improved operating cash flow in 2002.

Pro Forma Debt Comparison

	December 31, 2003	December 31, 2002
	Historical	Pro Forma
Huntsman LLC debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$606.3	$938.0
Term Loan B	459.0	450.0
Revolving facility	12.2	32.1
Other debt:
Huntsman LLC senior secured notes	450.5	—
Huntsman Polymers senior unsecured notes	36.8	36.8
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	99.7	98.1
Huntsman Australia Holdings Corporation (HAHC) credit facilities	44.5	38.9
Huntsman Chemical Company Australia (HCCA) credit facilities	48.7	36.6
Subordinated note and accrued interest—affiliate	35.5	30.9
Term note payable to a bank	9.5	10.4
Other	5.6	5.0

Total Huntsman LLC Debt, excluding HIH and HI	1,867.6	1,736.1
HI:
Senior secured credit facilities:
Term A dollar loan	—	109.7
Term A euro loan (in U.S. dollar equivalent)	—	138.5
Term B loan	620.1	526.3
Term C loan	620.1	526.3
Revolving facility	22.0	67.0
Other debt:
Senior unsecured notes	457.1	300.0
Senior subordinated notes	1,169.8	1,076.8
Other long-term debt	38.0	29.2

Total HI debt	2,927.1	2,773.8
HIH:
Senior discount notes	434.6	381.8
Senior subordinated discount notes—affiliate	358.3	308.9

Total HIH debt	792.9	690.7
Total HIH consolidated debt	3,720.0	3,464.5

Total debt	$5,587.6	$5,200.6

Current portion	$134.0	$107.7
Long-term portion	5,059.8	4,753.1

Total long-term debt—excluding affiliate	5,193.8	4,860.8
Long-term debt—affiliate	393.8	339.8

Total debt	$5,587.6	$5,200.6

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

  Restricted Group

        The HLLC Credit Facilities consist of a revolving loan facility up to $275 million that matures on June 30, 2006 (the "HLLC Revolving Facility"), a term loan A facility ("Term Loan A") of $606.3 million as of December 31, 2003 and a term loan B facility ("Term Loan B") of $459.0 million as of December 31, 2003. As of December 31, 2003, our restricted group had outstanding variable rate borrowings of approximately $1.2 billion. The weighted average interest rate of these borrowings was 7.28%. This weighted average rate does not consider the effects of interest rate hedging activities. With respect to Term Loan A, the interest rate margin is 4.75% for eurocurrency loans. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased 50 basis points on October 1, 2003 to 7.75%, and on January 1, 2004 by an additional 50 basis points to 8.25%. On April 1, 2004 and July 1, 2004, the interest rate margin for eurocurrency loans will increase by an additional 75 basis points up to a maximum of 9.75%.

        On September 30, 2003, we sold $380 million aggregate principal amount of the 2003 Senior Secured Notes at a discount to yield 11 7/8% in a private offering. The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on Term Loan A. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 Secured Notes at a discount to yield 11.72%. The proceeds of this offering were used to repay $35.2 million on Term Loan A. Between the September and December 2003 offerings, the combined total repayment on Term Loan A was $331.8 million, including a prepayment of $165.2 million of scheduled amortization payments in the direct order of maturity such that the next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006. Additionally, we used $36.8 million of the net cash proceeds from the December 2003 Offering to temporarily reduce borrowings under the HLLC Revolving Facility. On January 28, 2004, we borrowed $37.5 million under the HLLC Revolving Facility to redeem, in full, the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and bore interest at 11.75%.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of December 31, 2003, our restricted group had $12.2 million of outstanding borrowings and approximately $15 million of outstanding letters of credit under our $275 million HLLC Revolving Facility, and, at our restricted group, we had $30.0 million of cash on our balance sheet. Accordingly, as of December 31, 2003, our restricted group had cash and unused borrowing capacity of approximately $278 million (or approximately $240 million pro forma for the redemption of the Huntsman Polymers Notes completed on January 28, 2004), subject to covenants under the HLLC Revolving Facility, including a $70 million minimum revolver availability covenant.

        The HLLC Credit Facilities contain financial covenants, including a minimum interest coverage ratio, a minimum fixed charge ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. The fixed charge and debt to EBITDA covenants were suspended from the second through fourth quarters of 2003 and a minimum revolver availability covenant of $70 million was adopted through May 15, 2004.

        Certain of our Australian subsidiaries maintain credit facilities that are non-recourse to us. Our Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt. HCCA, our subsidiary that holds our Australian sytrenics assets, maintains a facility consisting of a term facility and a working capital facility (collectively, the "HCCA Facilities"). As of December 31, 2003, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.7 million) each due in July 2003 and January 2004 under its term facility. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments, as well as meet its next scheduled amortization payment of A$5 million (approximately $3.7 million) due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities.

        HAHC and certain of its subsidiaries that hold our Australian surfactants assets are parties to credit facilities established in December 1998 (the "HAHC Facilities"). The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of December 31, 2003, HAHC was not in compliance with certain provisions of the HAHC Facilities agreements. Management of HAHC believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

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

  HIH and HI

        On April 11, 2003, HI sold $150 million (in addition to $300 million previously issued) in aggregate principal amount of 9.875% Senior Notes due 2009. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the scheduled amortization due under the term portion of the HI Credit Facilities. HI also has outstanding $600 million and EURO 450 million 10.125% Senior Subordinated Notes.

        The HI Credit Facilities consist of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility of $620.1 million as of December 31, 2003 that matures on June 30, 2007, and a term C loan facility of $620.1 million as of December 31, 2003 that matures on June 30, 2008. As of December 31, 2003, HIH had outstanding variable rate borrowings of approximately $1.3 billion and the weighted average interest rate of these borrowings was approximately 5.6%. This weighted average rate does not consider the effects of interest rate hedging activities.

        On October 17, 2003, HI amended the HI Credit Facilities. The amendment provides, among other things, for changes to certain financial covenants, including an increase in the leverage and interest coverage ratios, a decrease in the annual amount of permitted capital expenditures, and a decrease in the consolidated net worth covenant. With the exception of the changes relating to capital expenditures, these changes to the financial covenants apply to the quarterly period ended September 30, 2003 and will continue through the quarterly period ended December 31, 2004. The amendment also allowed for the issuance of $205 million of additional term B and term C loans, which HI completed on October 22, 2003, the net proceeds of which were applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds were applied to repay, in full, HI's term A loan. As a result of these refinancings, HI has no scheduled maturities in 2004 and scheduled maturities of approximately $12 million in each of 2005 and 2006 under its term B and term C loans. The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

        HI depends upon the $400 million HI Revolving Facility to provide liquidity for its operations and working capital needs. As of December 31, 2003, HI had $22.0 million of outstanding borrowings and approximately $7 million of outstanding letters of credit under the HI Revolving Facility, and HI had

$97.8 million in cash balances on the balance sheet. HI also maintains $25.0 million of short-term overdraft facilities, of which $17.5 million was available at December 31, 2003. HI's total cash and unused borrowing capacity as of December 31, 2003 was approximately $486 million. The HI Revolving Facility matures in June 2005, and HI anticipates addressing the maturity of this facility within the next 6 to 12 months.

        HI also depends upon an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not an affiliate of either HI or our Company. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The accounts receivable securitization program is an important source of liquidity to HI. A portion of the medium term notes (EURO 90.5 million) is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of medium term notes is approximately $198 million in U.S. dollar equivalents as of December 31, 2003. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of December 31, 2003, the total outstanding balance of such commercial paper was approximately $100 million. HI is currently in the process of amending this commercial paper facility to be a multiyear, multicurrency facility (U.S. dollars and euros) that would mature in March 2007.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resources from the accounts receivable securitization program may range between $270 million to $310 million at certain periods during a calendar year. As of December 31, 2003, the Receivables Trust had approximately $432 million of total assets (consisting of cash and accounts receivable), and $198 million of medium term notes and $100 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.1% as of December 31, 2003. However, losses on the accounts receivable securitization program in 2003 were $32.4 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the year ended December 31, 2003, losses on the accounts receivable securitization program included losses of $24.6 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. HI believes that a multicurrency facility will enable it, in the future, to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges under the accounts receivable securitization program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the securitization program exceed $310 million. To date, proceeds from the accounts receivable securitization program have not exceeded this limit. While HI does not anticipate it, if at any time it was unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, it would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program would have a negative effect on HI's liquidity.

        HI believes that its current liquidity, together with funds generated by its operations, is sufficient to meet the short-term and long-term needs of its businesses, including funding operations, making capital expenditures and servicing its debt obligations in the ordinary course. HI believes it is currently in compliance with the covenants contained in the agreements governing its debt obligations.

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

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt, lease agreements and other contractual commitments as of December 31, 2003 are summarized below (in millions):

	2004	2005-2007	2008-2009	After 2009	Total
Long-term debt	$132.0	$1,816.8	$3,139.8	$482.6	$5,571.2
Capital lease obligations	2.1	4.6	4.9	4.9	16.5
Operating leases	41.0	89.1	19.5	110.7	260.3
Purchase commitments(1)	1,003.6	1,818.3	257.2	348.9	3,428.0

Total	$1,178.7	$3,728.8	$3,421.4	$947.1	$9,276.0

(1)
We have various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2004. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2002 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. These contracts approximate $35 million annually through 2005, declining to approximately $16 million after 2011, and are included in the table above. We believe that all of our purchase obligations will be utilized in our normal operations.

Restructuring and Plant Closing Costs

        We have incurred restructuring and plant closing costs totaling $37.9 million, $4.3 million and $588.5 million (which included asset impairment charges) for the years ended December 31, 2003, 2002 and 2001, respectively. Charges for 2001 were revised downward during 2002 by $5.3 million.

2003 Restructuring Charges

        On March 11, 2003 (before HIH was consolidated into the Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $8.9 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at its Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. The Company also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented from 2003 to 2005.

        In August 2003, the Company recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across its global Pigments operations. The overall cost reduction program to be completed from 2003 to 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

2002 Restructuring Charges

        During 2002, the Company announced that it would be closing certain units at its Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, the Company recorded accrued severance and shutdown costs of $4.3 million, which are not reflected in the table below, substantially all of which had not been paid at December 31, 2002. The net effect of 2002 unit closing costs and the reversal of restructuring charges discussed in "-2001 Restructuring Activities" below is to reflect $1.0 million in income in 2002 and to reflect a $7.8 million accrual at December 31, 2002.

2001 Restructuring Charges

        During 2001, we initiated a restructuring plan closing certain manufacturing units and eliminating sales and administrative positions. In addition, we recorded an asset impairment charge related to fixed assets and goodwill. The restructuring charge, which was recorded in several phases during the year, included the closure of a styrene production unit located in Odessa, Texas, the closure of the polypropylene Line 1 unit located in Odessa, Texas (which represents approximately 30% of the Odessa facility's current total capacity), the write off of the flexible polyolefins unit located in Odessa, Texas which was under evaluation for alternative product use and the write off of the manufacturing facility in Austin, Texas. The total write off of property, plant and equipment as a result of the closures was $102.6 million. In connection with the closures, we recorded accruals for decommissioning costs, non-cancelable lease charges and provided for the write off of unusable material and supplies inventory. We also wrote off $33.8 million of goodwill related to the closures. As a result of the plant closings and the elimination of redundant costs in the maintenance, technical services and overhead cost structure, approximately $44.2 million was accrued for severance, fringe benefits and outplacement costs. The program resulted in a workforce reduction of approximately 800 manufacturing, sales, general and administrative and technical employees. The restructuring plan was substantially completed by the second quarter of 2002.

        Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to its property, plant and equipment of the Polymers segment. During 2001, the Polymers segment experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. In early October 2001, as a result of the above factors and as part of our restructuring efforts, we performed a review of our remaining polyethylene, polypropylene and amorphous polyalphaolefin businesses. During this time, we engaged a financial advisor and investment banker to assist us and our domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to our management, which indicated an impairment of Polymers' assets. As a result, in the fourth quarter of 2001 it became necessary to assess Polymers' fixed assets for impairment as required under SFAS No. 121.

        We performed an evaluation of the recoverability of all the assets of Polymers' business as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value of these assets was less than their carrying value. The fair value of Polymers' net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. Fair value estimates, by their very nature, rely upon considerable management judgment; accordingly, actual results may vary significantly from our estimates.

        We revised restructuring costs and impairment charges have been recorded against the following accounts: $488.0 million against property, plant and equipment; $33.8 million against goodwill; $6.4 million against inventories; and $55.0 million against cash and accrued liabilities.

        As of December 31, 2002, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	2001 Total Charge	2002 Restructuring charges (revisions)	Total Revised Charge	Non-cash Charges	Total Cash Payments	Restructuring Liablities December 31, 2002
Work force reduction	$44.2	$1.6	$45.8	$—	$41.9	$3.9
Plant decomissioning and demolition	2.8	3.7	6.5	—	3.2	3.3
Non-cancelable lease costs	6.9	(4.6)	2.3	—	1.7	0.6
Property and equipment	488.0	—	488.0	488.0	—	—
Goodwill	33.8	—	33.8	33.8	—	—
Inventories	12.0	(1.7)	10.3	6.4	3.9	—
Other charges	0.8	—	0.8	—	0.8	—

Total restructuring costs	$588.5	$(1.0)	$587.5	$528.2	$51.5	$7.8

        As of December 31, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Huntsman LLC accrued liabilites as of December 31, 2002	HIH charges prior to May 1, 2003(1)	2003 charge	Non-cash portion	Cash payments	Accrued liabilities as of December 31, 2003
Huntsman International
Property, plant and equipment	$—	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	—	24.2	28.2	—	(29.9)	22.5

	—	24.2	39.6	(11.4)	(29.9)	22.5

Huntsman LLC—other
Property, plant and equipment	0.1	—	0.9	(0.9)	(0.1)	—
Demolition and decommisioning	3.3	—	(0.3)	—	(0.4)	2.6
Non-cancelable lease costs	0.6	(0.2)	—	(0.2)	0.2
Workforce reductions	3.8	—	(2.1)	—	(1.7)	—
Other	—	—	—	—	—	—

	7.8	—	(1.7)	(0.9)	(2.4)	2.8

TOTAL	$7.8	$24.2	$37.9	$(12.3)	$(32.3)	$25.3

(1)
Prior to May 1, 2003, Huntsman LLC's investment in HIH was recorded on the equity method. Effective May, 1, 2003, HIH is recorded as a consolidated subsidiary. Workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003.

Off-Balance Sheet Arrangements

        As discussed in "—Debt and Liquidity—HIH" above, HI maintains an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to the Receivables Trust, a qualified special-purpose off-balance-sheet entity. The Receivables Trust is not an affiliate of HI or our Company. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The accounts receivable securitization program is an important source of liquidity to HI.

        A portion of the medium term notes (EURO 90.5 million) is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of medium term notes is approximately $198 million in U.S. dollar equivalents as of December 31, 2003. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of December 31, 2003, the total outstanding balance of such commercial paper was approximately $100 million. HI is currently in the process of amending this commercial paper facility to be a multiyear, multicurrency facility (U.S. dollars and euros) that would mature in March 2007.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resouces from the accounts receivable securitization program may range between $270 million to $310 million at certain periods during a calendar year. As of December 31, 2003, the Receivables Trust had approximately $432 million of total assets (consisting of cash and accounts receivable), and $198 million of medium term notes and $100 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.1% as of December 31, 2003. However, losses on the accounts receivable securitization program in 2003 were $32.4 million. For the year ended December 31, 2003, losses on the accounts receivable securitization program included losses of $24.6 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. HI believes that a multicurrency facility will enable it, in the future, to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges under the accounts receivable securitization program.

        During the year ended December 31, 2003, we sold approximately $4,132 million in receivables and collected $4,136 million.

Investing Activities

        On a pro forma basis for the HIH Consolidation Transaction, our capital expenditures for the year ended December 31, 2003 were $217.1 million, a decrease of approximately $52.2 million as compared to $269.3 million in the comparable period in 2002.

        Capital expenditures for our restricted group for the year ended December 31, 2003 were $89.7 million as compared to $78.8 million for 2002. The increase was largely attributable to increased expenditures in connection with the scheduled turnaround and inspection of our Port Arthur, Texas olefins unit, spending on our North American SAP system and higher capital expenditures in line with normalized levels.

        Capital expenditures for HIH for the year ended December 31, 2003 were $127.4 million as compared to $190.5 million for 2002. This decrease in capital spending at HIH during 2003 was largely attributable to increased spending in 2002 in connection with the ICON2 modernization and the expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project within our Pigments segment, both of which were completed in 2002.

        We expect to spend approximately $260 million on capital expenditures in 2004. Our restricted group expects to spend approximately $80 million on capital projects during 2004. At HIH, we expect to spend approximately $180 million on capital expenditures during 2004, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, HIH expects to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and $12 million of which will be recorded as investments), during 2004 as an investment in the Chinese MDI joint ventures. During 2003, HIH made its initial contributions of approximately $12 million in the Chinese MDI joint ventures (approximately $6 million of which has been recorded as a capital expenditure and $6 million of which has been recorded as an investment) and HIH expects to contribute up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        In connection with HIH's agreements with the Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of expenditures. During the years ended December 31, 2003 and 2002, we made net investments of $3.0 million and $3.3 million, respectively, in Rubicon. During the years ended December 31, 2003 and 2002, we received net distributions of $0.8 million and $8.0 million, respectively, from Louisiana Pigment.

Environmental Matters

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our businesses. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures And Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that capital expenditures for environmental and safety matters during 2004 will be approximately $74.8 million for Huntsman LLC and approximately $39.7 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Our management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. A total of approximately $34.9 million has been accrued related to environmental related liabilities as of December 31, 2003, including approximately $17.5 million related to the Huntsman LLC restricted group and $17.4 million related to HIH. However, no assurance can be given that all potential liabilities arising out of our present or past operations have been identified or fully assessed or that our future environmental liabilities will not be material to us.

Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are aware of the following matters and believe (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on our results of operations or financial position:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) and our Company settled outstanding allegations of environmental regulatory violations at our Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around the our C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause us to incur costs that could be material.

        The State of Texas settled an air enforcement case with us relating to our Port Arthur plant on May 13, 2003. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, far, we have paid $850,000 toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on our financial position.

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

        On December 11, 2002, the U.S. Fifth Circuit Court of Appeals reversed approval by the EPA of the Beaumont-Port Arthur ("BPA") State Implementation Plan thereby forcing EPA to revise the attainment status of BPA. EPA has announced, but not formally proposed, that they will designate the area as in "serious" non-attainment. This change may, but is not likely to, require additional controls and/or work practices to meet the yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. We cannot predict the outcome of the EPA assessment but believe that any additional capital required above the existing operating plans of our plants in Port Arthur and Port Neches, Texas, will not be material.

        On June 27, 2003, we received a Notice of Enforcement from the TCEQ with respect to our aromatics and olefins plant in Port Arthur, Texas for alleged violations identified by the agency during an April 2003 air quality inspection. No penalty demand has yet been made by the TCEQ, although a penalty is possible.

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

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe that we did not own the tanks; however, we did own the acid in the tanks. The U.K. Environment Agency ("EA") is conducting an investigation that could result in a prosecution being initiated. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which we are complying. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that, if any charges are brought or additional corrective action orders issued and we are ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

        During 2002 and 2003, we voluntarily removed filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to one of our subsidiaries. Under an agreement with Almagrera, the subsidiary had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant in 2001, a large quantity of stored filter salts was found on its premises, far from its normal warehouse. We spent $2.2 million to remove and dispose of the salts. The project has been completed.

        We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, The Rohm and Haas Company, Rhodia S.A. and Dow Chemical, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

        By a Notice of Enforcement letter dated March 6, 2003, we were notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to the Texas Clean Air Act requirements were cited. After extensive communications with the TCEQ regarding the validity of the allegations, the TCEQ determined that the imposition of penalties was inappropriate. This matter has been dropped.

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

        With respect to our facilities in other EU jurisdictions, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. Accordingly, while we expect to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time we are unable to determine whether or not these costs will be material. Accordingly, we cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        We have incurred, and may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at or from our properties regardless of when the contamination occurred. For example, our Odessa and Port Neches facilities in Texas both are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, we do not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on us.

        By letter dated February 27, 2004, the U.S. Forest Service provided notice to us that we are considered to be a potentially responsible party ("PRP") under the federal Superfund law for the release of hazardous substances at the North Maybe Mine, located about 13 miles northeast of Soda Springs, Idaho. The mining site includes an inactive open pit phosphorus mine, associated overburden piles and affected downstream lands. We have been identified as a PRP because Huntsman Polymers is viewed by the Forest Service as the successor to El Paso Products Company, which is alleged to have leased the site from 1964-1972 and mined the site from 1965-1967. In its letter, the Forest Service requests that we "participate in the development and funding of a Site Investigation (SI) and Engineering Evaluation/Cost Analysis (EE/CA) under an Administrative Order of Consent (AOC)." The Forest Service further indicates that we are to give notice to the Forest Service within 15 days of the date of the letter whether we are willing to negotiate an AOC. We are currently evaluating our options.

        By letter of March 8, 2004, Kraft Foods Inc. ("Kraft") notified us that "Rexene Polyolefins, a Division of Dart Industries, Inc." had been included among about 90 corporate defendants in a private lawsuit seeking damages from former users of the Malone Services hazardous waste disposal facility in Texas City, Texas. The plaintiffs are the current owners of the site; they purchased the site out of bankruptcy in 1999 to operate it as a hazardous waste site. They complain that they are now unable to do so because it has been declared a Superfund site. Kraft is the successor in interest to Dart Industries, Inc. ("Dart"). Dart was a joint venturer with El Paso Products Company in Rexene Polyolefins ("Rexene") which, for a period of years, operated a plant in Bayport, Texas. That plant was sold to Lyondell Chemical Company in 1990. From a preliminary review of EPA records, Kraft indicates that Rexene shipped waste to the Malone Services site from September 1976 to November 1980; EPA estimates Rexene's volumetric percentage for waste shipped to the site as 0.37893%. Kraft is seeking a joint cost-sharing arrangement with us regarding this case. We already have a 50/50 cost-sharing arrangement with Kraft regarding the Turtle Bayou Superfund site. Waste shipped prior to August 31, 1979, is potentially subject to a 50/50 arrangement with Kraft. We are evaluating the documentary evidence and will respond to Kraft's letter in due course. It is currently unclear what the potential liability for our Company might be in this matter.

        In addition, we have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites), Fort Gratiot Sanitary Landfill near Marysville, Michigan (an off-site disposal location), Star Lake Superfund Site, Texas (located near the Port Neches facility) and the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged OCB-handling site). With respect to the first five matters, which are under investigation, we are unable to determine whether such liabilities may be material to us because we do not have information sufficient to evaluate these claims. With respect to the final four matters, based on current information and our past experience, we do not believe such matters will have a material adverse effect on us.

        Based upon currently available information, we do not anticipate that any of the potential liabilities referenced above will materially adversely affect our financial position or results of operations.

MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        Bills have been introduced in the U.S. Congress to curtail or eliminate the oxygenated fuels requirements in the Clean Air Act, or curtail MTBE use. To date, no such legislation has become law, but such legislation is being considered by Congress and could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

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

        In addition, while we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. The issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits. See "—Cautionary Statement for Forward-Looking Information—Pending or future litigation or legislative initiatives related to MTBE may subject us or our products to environmental liability or materially adversely affect our sales and costs."

Reach Developments

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by our Company. As proposed, REACH would take effect in stages over the next decade. The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to us.

Changes in Financial Condition

        The following information summarizes our net working capital position as of December 31, 2003 and December 31, 2002 (dollars in millions):

	December 31, 2003	December 31, 2002	Difference
	Historical	Pro Forma
Current assets:
Cash and cash equivalents	$127.8	$106.8	$21.0
Accounts and notes receivables	925.1	806.7	118.4
Inventories	892.9	859.4	33.5
Prepaid expenses	40.3	41.4	(1.1)
Deferred income taxes	3.0	44.2	(41.2)
Other current assets	87.0	71.6	15.4

Total current assets	2,076.1	1,930.1	146.0

Current liabilities:
Accounts payable	752.1	764.2	(12.1)
Accrued liabilities	585.7	475.2	110.5
Deferred income taxes	14.5	—	14.5
Current portion of long-term debt	134.0	107.7	26.3

Total current liabilities	1,486.3	1,347.1	139.2

Working capital	$589.8	$583.0	$6.8

        At December 31, 2003 our net working capital position was $589.8 million as compared to $583.0 million at December 31, 2002, resulting in an increase of $6.8 million. The changes in working capital can be explained as follows:

  •
  The increase in cash and cash equivalents of $21.0 million is mainly a result of the matters identified in the Consolidated Pro Forma Statement of Cash Flows set out on page 19.

  •
  The increase in accounts receivable of $118.4 million is primarily due to the strength of the major European currencies versus the U.S. dollar and higher average selling prices, resulting partly from increased underlying feedstock and raw material prices.

  •
  The increase in inventories of $33.5 million is mainly due to the strength of the major European currencies versus the U.S. dollar and in part due to an increase in feedstock and raw material prices.

  •
  Deferred income tax asset decreased by $41.2 million. See "Note 15—Income Taxes" to the accompanying consolidated financial statements.

  •
  The increase in accrued liabilities of $110.5 million results from the timing of cash payments for various accruals, of which significant fluctuations include increases of $42.9 million taxes payable, $16.2 million in rebate accruals, $22.6 million in accrued interest, $7.7 million in restructuring accruals net of cash payments in 2003, $20.4 million in payroll related costs and certain additional smaller fluctuations and the effect of the strength of the major European currencies versus the U.S. dollar.

  •
  Deferred income tax liabilities increased by $14.5 million. See "Note 15—Income Taxes" to the accompanying consolidated financial statements.

  •
  The increase in long-term debt-current portion of $26.3 million is primarily attributable to the reclassification of the Australian based debt to current and the reclassification of the Huntsman

    Polymer Notes, which, prior to their redemption in full on January 28, 2004, were due in December 2004. This increase was partially offset by the prepayment of scheduled debt payments on the term portion of the HLLC Credit Facilities and the HI facilities.

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

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risk factors specified in our Registration Statement on Form S-4 and in the Annual Reports on Form 10-K of our subsidiaries, HIH and HI.

Recent Financial Accounting Standards

        On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill And Other Intangible Assets." SFAS No. 141 requires, among other things, that the purchase method be used for business combinations after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, we are required to reassess the useful lives of all acquired intangible assets and perform an impairment test on goodwill. In the first quarter 2002, we completed the assessment of useful lives and concluded that no adjustments to the amortization period of intangible assets were necessary. We also completed our initial assessment of goodwill impairment and concluded that there is no indication of impairment. We have elected to test goodwill for impairment annually as of April 1, as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2003 and 2002 and we have concluded that there is no indication of impairment. The initial adoption of SFAS No. 142 had no impact on our financial statements for the year ended December 31, 2002. The pro forma net loss, assuming the change in accounting principle was applied retroactively to January 1, 2001, would not have been materially different for the year ended December 31, 2001.

        The initial adoption of SFAS No. 141 increased net income by $169.7 million for the year ended December 31, 2002. This increase resulted from increasing the carrying value of our investment in HIH to reflect the proportionate share of the underlying assets as required by SFAS No. 141. Effective June 30, 1999, Huntsman Specialty, our consolidated subsidiary, transferred its propylene oxide business to HIH. The transfer of our propylene oxide business was recorded at the net book value of the assets and liabilities transferred. The carrying value of our investment in HIH was less than our proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Such difference was being accreted to income over a 20 year period.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, we adopted this new accounting standard on January 1, 2003. This statement had no impact since the timing of any ultimate obligation is indefinite.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. We were required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 resulted in a $6.7 million reclassification of losses from extinguishment of debt from extraordinary items to interest expense in the year ended December 31, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit or disposal costs were accrued upon management's commitment to an exit or disposal plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. In October 2003, the FASB issued FASB Staff position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN No. 46 will not have a material impact on our consolidated earnings, financial position, or cash flows.

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with this guidance applied prospectively. This statement had no impact on our results of operations or financial position at December 31, 2003 and we do not expect this statement to have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial statements upon adoption.

        Other accounting pronouncements that have been issued subsequent to December 31, 2003 and become effective in the years after December 31, 2003 are not expected to have any significant effect on our financial position or results of operations.

Legal Proceedings

        We are a party to various lawsuits arising in the ordinary course of business and do not believe that the outcome of any of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2003, we had no outstanding forward foreign exchange contracts. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars.

        Under the terms of the HLLC Credit Facilities and the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. As of December 31, 2003, HI had entered into approximately $362.7 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately six to nine months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.32%.

        As of December 31, 2003, Huntsman LLC (excluding HIH) had entered into approximately $234.8 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately nine to forty-two months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 3.78% to approximately 6.55%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $25 million (approximately $13 million and $12 million pertaining to HIH and Huntsman LLC (excluding HIH), respectively). This increase would be reduced by approximately $6 million, on an annualized basis (approximately $4 million and $2 million pertaining to HIH and Huntsman LLC (excluding HIH) respectively), as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2003, we had forward purchase contracts for 15,000 tonnes of naphtha and 12,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.4 million, respectively.

SUPPLEMENTAL DISCUSSION OF RESULTS OF OPERATIONS FOR THE RESTRICTED GROUP
FOR THE YEAR ENDED DECEMBER 31, 2003

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

        In order to present data which is useful for comparative purposes, the following information has been prepared as if HCCA was a consolidated subsidiary as of January 1, 2001. HCCA became a consolidated subsidiary as of September 30, 2002. To complete the Pro Forma—Restricted Group information we have consolidated the operations and elimination entries for related parties for HCCA for the year ended December 31, 2001, and the nine months ended September 30, 2002. These results do not necessarily reflect the results which would have been obtained if HCCA had been a consolidated subsidiary on the dates indicated, or the results which may be expected in the future.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (Excluding HIH)	HIH	Eliminations	Huntsman LLC
Assets
Current assets:
Cash and cash equivalents	$30.0	$97.8	$—	$127.8
Accounts and notes receivables, net	428.7	564.4	(68.0)	925.1
Inventories	296.0	596.9	—	892.9
Prepaid expenses	25.0	23.6	(8.3)	40.3
Deferred income taxes	—	3.0	—	3.0
Other current assets	3.4	83.6	—	87.0

Total current assets	783.1	1,369.3	(76.3)	2,076.1
Property, plant and equipment, net	1,294.0	3,256.2	21.9	4,572.1
Investment in unconsolidated affiliates	235.0	138.7	(215.7)	158.0
Intangible assets, net	34.9	247.0	—	281.9
Goodwill	3.3	—	—	3.3
Deferred income tax	12.0	—	—	12.0
Other noncurrent assets	168.4	445.7	(2.6)	611.5

Total assets	$2,530.7	$5,456.9	$(272.7)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$258.8	$561.3	$(68.0)	$752.1
Accrued liabilities	204.6	389.5	(8.4)	585.7
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	132.2	1.8	—	134.0

Total current liabilities	610.1	952.6	(76.4)	1,486.3
Long-term debt	1,699.9	3,359.9	—	5,059.8
Long-term debt affiliate	35.5	358.3	—	393.8
Deferred income taxes	—	234.8	—	234.8
Other noncurrent liabilities	234.3	224.5	(2.6)	456.2

Total liabilities	2,579.8	5,130.1	(79.0)	7,630.9

Minority interests	—	3.6	130.9	134.5

Member's equity (deficit):
Member's equity	1,095.2	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,181.1)	(314.3)	312.9	(1,182.5)
Accumulated other comprehensive loss	36.8	72.0	(72.0)	36.8

Total member's equity (deficit)	(49.1)	323.2	(324.6)	(50.5)

Total liabilities and member's equity (deficit)	$2,530.7	$5,456.9	$(272.7)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (Excluding HIH)	HIH(1)	Total(1)	HIH(2)	Eliminations	Huntsman LLC
Revenues:
Trade sales	$3,028.0	$5,041.7	$8,069.2	$(1,597.3)	$—	$6,472.4
Related party sales	205.6	203.8	409.4	(136.1)	(177.9)	95.4

Total revenues	3,233.6	5,245.5	8,479.1	(1,733.4)	(177.9)	6,567.8
Cost of goods sold	3,019.1	4,661.1	7,680.2	(1,551.9)	(168.5)	5,959.8

Gross profit	214.5	584.4	798.9	(181.5)	(9.4)	608.0
Expenses:
Selling, general and administrative	143.9	368.0	511.9	(116.9)	(8.0)	387.0
Research and development	22.0	49.4	71.4	(16.6)	—	54.8
Other operating income	(8.3)	(65.6)	(73.9)	28.9	—	(45.0)
Restructuring and plant closing costs	(1.7)	56.7	55.0	(17.1)	—	37.9

Total expenses	155.9	408.5	564.4	(121.7)	(8.0)	434.7

Operating income	58.6	175.9	234.5	(59.8)	(1.4)	173.3
Interest expense, net	(150.3)	(354.7)	(505.0)	113.2	—	(391.8)
Gain (loss) on accounts receivable securitization program	—	(32.4)	(32.4)	12.0	—	(20.4)
Equity in earnings (losses) of unconsolidated affiliates	(138.1)	—	(138.1)	—	101.3	(36.8)
Other income (expense)	(0.9)	(1.3)	(2.2)	2.2	—	—

Loss before income tax benefit, and minority interests	(230.7)	(212.5)	(443.2)	67.6	99.9	(275.7)
Income tax benefit (expense)	(16.1)	(21.6)	(37.7)	(2.4)	—	(40.1)
Minority interest in subsidiaries' loss	—	—	—	—	67.6	67.6

Net loss	(246.8)	(234.1)	(480.9)	65.2	167.5	(248.2)
Other comprehensive income	167.6	219.4	387.0	(24.2)	(195.2)	167.6

Comprehensive loss	$(79.2)	$(14.7)	$(93.9)	$41.0	$(27.7)	$(80.6)

(1)
For the year ended December 31, 2003

(2)
For the four months ended April 30, 2003

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (Excluding HIH)	HIH(1)	Total	HIH(2)	Eliminations	Huntsman LLC(1)(3)
Cash flows from operating activities:
Net loss	$(246.8)	$(234.1)	$(480.9)	$65.2	$167.5	$(248.2)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses of investment in unconsolidated affiliates	138.1	—	138.1	—	(101.3)	36.8
Depreciation and amortization	130.0	277.9	407.9	(90.5)	1.4	318.8
Provision for losses on accounts receivable	1.3	10.2	11.5	(0.2)	—	11.3
Noncash restructuring and plant closing costs	(1.7)	11.4	9.7	—	—	9.7
Loss on disposal of plant and equipment	1.5	—	1.5	—	—	1.5
Noncash interest expense	13.4	119.4	132.8	(34.9)	—	97.9
Deferred income taxes	2.4	—	2.4	5.3	—	7.7
Gain on foreign currency transactions	(2.5)	(64.3)	(66.8)	20.1	—	(46.7)
Minority interest in subsidiaries loss	—	—	—	—	(67.6)	(67.6)
Net changes in operating assets and liabilities:
Receivables	(22.5)	(6.6)	(29.1)	93.2	(3.3)	60.8
Change in receivables sold, net	—	18.6	18.6	(30.1)	—	(11.5)
Inventories	2.1	26.6	28.7	31.1	—	59.8
Prepaid expenses	6.9	1.1	8.0	(5.4)	(5.0)	(2.4)
Other current assets	(0.6)	(29.2)	(29.8)	13.9	—	(15.9)
Other noncurrent assets	(30.0)	—	(30.0)	1.8	2.6	(25.6)
Accounts payable	16.2	(58.5)	(42.3)	(13.3)	3.3	(52.3)
Accrued liabilities	5.9	32.6	38.5	27.7	5.0	71.2
Other noncurrent liabilities	9.5	(6.6)	2.9	10.0	(2.6)	10.3

Net cash provided by operating activities	23.2	98.5	121.7	93.9	—	215.6

Investing activities:
Capital expenditures	(89.7)	(127.4)	(217.1)	31.9	—	(185.2)
Proceeds from sale of plant & equipment	0.2	—	0.2	—	—	0.2
Cash paid for intangible asset	(2.3)	—	(2.3)	—	—	(2.3)
Advances to unconsolidated affiliates	—	(8.3)	(8.3)	0.4	—	(7.9)

Net cash used in investing activities	(91.8)	(135.7)	(227.5)	32.3	—	(195.2)

Financing activities:
Net (repayments) under revolving loan facilities	(19.9)	(45.0)	(64.9)	(134.2)	—	(199.1)
Net borrowings on overdraft	—	7.5	7.5	—	—	7.5
Repayment of long term debt	(339.3)	(264.0)	(603.3)	177.7	—	(425.6)
Proceeds from long-term debt	450.5	362.9	813.4	(157.9)	—	655.5
Shares of subsidiaries issued to minority interests for cash	—	2.7	2.7	(1.0)	—	1.7
Debt issuance costs	(27.9)	(9.7)	(37.6)	4.3	—	(33.3)

Net cash provided by financing activities	63.4	54.4	117.8	(111.1)	—	6.7

Effect of exchange rate changes on cash	3.8	5.2	9.0	(1.9)	—	7.1

Increase (decrease) in cash and cash equivalents	(1.4)	22.4	21.0	13.2	—	34.2
Cash and cash equivalents at beginning of period	31.4	—	31.4	—	—	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	75.4	75.4	(13.2)	—	62.2

Cash and cash equivalents at end of period	$30.0	$97.8	$127.8	$—	$—	$127.8

(1)
For the year ended December 31, 2003.

(2)
For the four months ended April 30, 2003.

(3)
As restated, see "Note 26—Restatements" to the consolidated financial statements.

Results of Operations (Pro Forma—Restricted Group)

Year ended December 31, 2003, 2002 and 2001

(Dollars in Millions)

	Year ended December 31,
	2003	2002	2001
	Historical	Pro Forma	Pro Forma
Revenues	$3,233.6	$2,765.1	$2,879.3
Cost of goods sold	3,019.1	2,515.3	2,797.0

Gross profit	214.5	249.8	82.3
Expenses of selling, general and administrative, research and development, and other operating income (expense)	157.6	183.9	224.3
Restructuring, impairment and plant closing costs	(1.7)	(1.0)	588.6

Operating income	58.6	66.9	(730.6)
Interest expense, net	(150.3)	(195.6)	(242.8)
Loss on accounts receivable securitization program	—	—	(5.9)
Equity income (loss) on investments in unconsolidated affiliates	2.2	1.8	1.2
Other expense	(0.9)	(8.5)	(0.5)

Loss before income tax benefit, minority interests, and cumulative effect of accounting change	(90.4)	(135.4)	(978.6)
Income tax benefit (expense)	(16.1)	(8.6)	184.7
Cumulative effect of accounting change	—	169.7	0.1

Net income (loss)	$(106.5)	$25.7	$(793.8)

Interest expense, net	150.3	195.6	242.8
Income tax (benefit) expense	16.1	8.6	(184.7)
Cumulative effect of accounting change	—	(169.7)	(0.1)
Depreciation and amortization	130.0	159.5	209.5

EBITDA(1)	$189.9	$219.7	$(526.3)

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization.

        Included in EBITDA are the following items of income (expense) (dollars in millions):

	Year ended December 31, 2003 Historical	2002 Pro Forma	2001 Pro Forma
Foreign exchange gains—unallocated	$6.9	$0.4	$—
Gain (loss) on accounts receivable securitization program	—	—	(5.9)
Contract Termination	(2.0)	—	—
Early extinguishment of debt	—	(1.1)	(6.7)
Restructuring and reorganization:
Polymers	(0.7)	5.7	(527.2)
Corporate and other	2.4	(23.3)	(67.9)

Total restructuring and reorganization	$1.7	$(17.6)	$(595.1)

Year ended December 31, 2003 (Restricted Group) Compared to Year ended December 31, 2002 (Pro Forma—Restricted Group)

        For the year ended December 31, 2003 we had a net loss of $106.5 million on revenues of $3,233.6 million, compared to a net income of $25.7 million on revenues of $2,765.1 million for the year ended December 31, 2002. The decrease of $132.2 million in net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2003 increased by $468.5 million, or 17%, to $3,233.6 million from $2,765.1 million in 2002. The increase was attributable to higher revenues in all business segments, mainly due to higher average selling prices in each of our segments and higher sales volumes in our Performance Products and Polymers segments, partially offset by lower sales volumes in our Base Chemicals segment. Higher average selling prices were due primarily to higher underlying raw material and energy prices. Increased volumes resulted from improved demand conditions and because two manufacturing units were shutdown for scheduled maintenance in 2002. These volume increases were partially offset by reduced olefins volumes resulting from scheduled maintenance at our Port Arthur, Texas olefins facility during a portion of the second quarter 2003.

  •
  Gross profit for the year ended December 31, 2003 decreased by $35.3 million, or 14%, to $214.5 million from $249.8 million in 2002. The decrease was primarily attributable to higher raw material and energy costs, partially offset by higher average selling prices. The net effect of these conditions contributed $23.7 million to the decrease in gross profit. Increased costs for personnel, pension and insurance were partially offset by lower depreciation expenses in the 2003 period which resulted from a change in our method of accounting for depreciation. Fixed production costs also decreased in our Performance Products segment in connection with the shutdown of certain manufacturing units at our Port Neches, Texas facility in February 2003.

  •
  SG&A and other operating costs for the year ended December 31, 2003 decreased by $26.3 million, to $157.6 million, from $183.9 million in 2002. This decrease was primarily due to reorganization costs of $18.6 million incurred in the 2002 period and an increase in foreign exchange gains of $5.2 million in the 2003 period. The decrease in SG&A and other costs was also due to a $4.3 million increase in corporate charges to HI and AdMat, partially offset by a $2.0 million contract termination fee paid in connection with an information technology services agreement.

  •
  Other expense for the year ended December 31, 2003 decreased by $7.6 million to $0.9 million in 2003 compared to $8.5 million in 2002. This decrease was primarily due to the early extinguishment of debt in 2002.

  •
  Net interest expense for the year ended December 31, 2003 decreased by $45.3 million to $150.3 million from $195.6 million in 2002. The decrease was primarily due to a net reduction of debt as a consequence of our Restructuring completed September 30, 2002 and from lower average underlying base interest rates.

  •
  The cumulative effect of accounting change of $169.7 million in the year ended December 31, 2002 is due to the adoption of SFAS No. 141 that resulted in an adjustment that increased the net book value of our subsidiary's ownership interest in HIH.

  •
  Income tax expense increased by $7.5 million to $16.1 million for the year ended December 31, 2003 as compared to $8.6 million for 2002. No tax benefit was recorded in 2003 and 2002 because we had determined not to increase our tax benefit beyond the amount valued at December 31, 2001. The $8.6 million expense for 2002 relates primarily to interest expense on the settlement of federal income taxes for certain prior years.

        The following table sets forth the sales and segment EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31, 2003	Year ended December 31, 2002
	Historical	Pro Forma
Revenues
Performance Products	1,112.2	1,028.2
Polymers	1,155.5	944.3
Base Chemicals	1,238.3	996.2
Eliminations	(272.4)	(203.6)

Total	$3,233.6	$2,765.1

Segment EBITDA
Performance Products	144.0	164.4
Polymers	80.8	81.8
Base Chemicals	(6.0)	44.7
Corporate and other	(28.9)	(71.2)

Total	$189.9	$219.7

Performance Products

        For the year ended December 31, 2003, Performance Products revenues increased by $84.0 million, or 8%, to $1,112.2 million from $1,028.2 million in 2002. Overall, segment sales volumes increased by 5% and average selling prices increased by 1%. Ethylene glycol revenues increased by 63% over 2002, resulting from a 45% increase in average selling prices in response to higher raw material costs and higher industry operating rates, while volumes increased 13% due to stronger demand, particularly in Asia. MAn revenues decreased by 18% compared to 2002, as volumes fell by 2% and average selling prices fell by 19%, both due to lower sales of relatively higher-priced catalyst. Our 2003 Australian surfactants revenues increased 21% over 2002, as volumes increased by 3% and average selling prices rose by 18% primarily due to favorable movements in foreign exchange rates of 19%, partially offset by pricing pressures from imported competitive products. U.S. surfactants revenues fell by 2% as compared to 2002, as volumes fell by 5% primarily due to a market shift away from nonyl phenol ethoxylates to alternative products, while prices rose by 3% primarily in response to higher raw material costs and an improved product mix. In an effort to reduce costs and better serve our customers, we entered into a tolling arrangement with HI during 2003 pursuant to which HI performs all sales activities with respect to our performance chemicals in Europe and in APAC. Despite our tolling arrangement with HI, performance chemicals revenues increased by 1% as compared to 2002, which included $11.9 million of tolling fees received from HI. Performance chemicals sales volumes were 7% lower as European and APAC manufacturing activity for these products was transferred to HI during 2003. Ethanolamines revenues increased 15%, as volumes increased by 4% due to increased demand and average selling prices increased 11%, primarily in response to higher ethylene prices. LAB revenues increased 4% over 2002, as volumes improved by 11% due principally to changes in offtake from a major customer, while prices fell by 6% reflecting weak market conditions.

        For the year ended December 31, 2003, Performance Products segment EBITDA fell by $20.4 million to $144.0 million from $164.4 million in 2002. Lower EBITDA resulted mainly from a $68.1 million increase in raw material costs, partially offset by a $50.7 million improvement in average selling prices. Fixed production costs increased by $12.7 million, of which $3.0 million was due to adverse foreign exchange movements, and the remainder of which was due to higher maintenance and waste disposal costs. Overall, SG&A and other costs decreased by $10.5 million due to commissions received from HI in connection with the change to a toll processing arrangement.

Polymers

        For the year ended December 31, 2003, Polymers revenues increased by $211.2 million, or 22%, to $1,155.5 million from $944.3 million in 2002. Overall sales volumes increased by 9% and average selling prices increased by 13%. Polyethylene revenues increased by 22%, as average selling prices increased 19% primarily in response to higher underlying raw material and energy costs, and sales volumes increased 2%. After giving effect to the shutdown of a manufacturing line in Odessa, Texas, polypropylene revenues increased by 12%, as average selling prices increased by 11% primarily in response to higher raw material and energy costs and increased industry operating rates. APAO revenues increased by 29%, as average selling prices increased 5% due to changes in product mix, and sales volumes increased 24% as the result of increased export sales and increased sales into the roofing market. Expandable polystyrene revenues increased by 10%, as average selling prices increased 16% primarily in response to higher underlying raw material and energy costs, while sales volumes decreased 5% due to import competition. Australian styrenics revenues increased by 25%, resulting from an increase in average selling prices of 18%, 17% of which was attributable to the strength of the Australian dollar versus the U.S. dollar, and an increase in sales volumes of 6%.

        For the year ended December 31, 2003, Polymers segment EBITDA decreased by $1.0 million to $80.8 million from $81.8 million in 2002. The increase in EBITDA is primarily the result of increases in selling prices of $165.5 million and increases in sales volumes of $8.6 million, which were offset by higher raw material and energy prices of $152.4 million, higher fixed production costs of $18.6 million (primarily in maintenance and employee costs), and lower SG&A costs of $2.2 million. A favorable adjustment of $5.7 million to EBITDA taken in 2002, associated with the partial reversal of a 2001 restructuring charge, also contributed a negative impact to the 2003 over 2002 change.

Base Chemicals

        For the year ended December 31, 2003, Base Chemicals revenues increased by $242.1 million, or 24%, to $1,238.3 million from $996.2 million in 2002. Overall, sales volumes decreased by 3% and average selling prices increased by 28%. Volumes in our olefins products decreased 13%, primarily due to the planned shutdown of our Port Arthur, Texas olefins facility in May 2003 for scheduled maintenance, while ethylene prices increased 24% in response to higher raw material and energy costs. Butadiene sales volumes increased 13%, while sales prices increased 46% in response to higher raw material and energy costs. MTBE volumes were relatively flat, while sales prices increased 29% in response to higher raw material and energy costs. Cyclohexane revenues were relatively flat year over year. Cyclohexane volumes decreased by 21% as benzene production was reduced in connection with the planned shutdown of our Port Arthur olefins facility, while prices increased 24% in response to higher raw material and energy costs.

        For the year ended December 31, 2003, Base Chemicals segment EBITDA decreased by $50.7 million to a loss of $6.0 million from $44.7 million in 2002. The decrease in EBITDA is primarily the result of a $313.7 million increase in raw material and energy costs which were partially offset by a $285.2 million increase in average selling prices, lower sales volumes primarily due to the planned shutdown of the Port Arthur olefins facility $5.3 million, and a $12.9 million increase in fixed expenses related to the planned shutdown as well as other personnel and maintenance costs. SG&A and other costs increased by $4.0 as a result of a $1.8 million bad debt adjustment taken in 2003 and a $2.8 million credit adjustment taken in 2002 related to MTBE raw material costs in 2001.

Corporate And Other

        For the year ended December 31, 2003, segment EBITDA from corporate and other items increased by $42.3 million to a loss of $28.9 million from a loss of $71.2 million in 2002. The increase was primarily due to a decrease in reorganization and restructuring costs of $25.7 million and an increase in foreign exchange gains of $6.5 million in the 2003 period. The increase was also due to $4.7 million increase in corporate charges to affiliated companies. These increases were partially offset by a $2.0 million contract termination fee paid in connection with an information technology services agreement.

Year ended December 31, 2002 (Pro Forma—Restricted Group) Compared to Year ended December 31, 2001 (Pro Forma—Restricted Group)

        For the year ended December 31, 2002 we had a net income of $25.7 million on revenues of $2,765.1 million, compared to a net loss of $793.8 million on revenues of $2,879.3 million for 2001. The decrease of $819.5 million in net loss was the result of the following items:

  •
  For the year ended December 31, 2002, net sales decreased $114.2 million, or 4%, to $2,765.1 million from $2,879.3 million in 2001. The decrease was attributable to reduced revenues in our Performance Products and Base Chemicals segments partially offset by higher revenues in our Polymers segment. Lower average selling prices were experienced by all business segments due primarily to lower underlying raw material and energy prices. Lower sales volumes in our Polymers segment were partially offset by higher sales volumes in our Base Chemicals and Performance Products segments. Lower sales volumes in our Polymers segment were primarily due to the permanent closure of our styrene plant in Odessa, Texas in 2001, which resulted in a $40.8 million decrease in revenues for the year ended December 31, 2002 as compared with 2001.

  •
  For the year ended December 31, 2002, gross profit increased $167.5 million to $249.8 million, or 204%, from $82.3 million in 2001. The increase was attributable to improved gross profit for our Performance Products and Polymers business segments, partially offset by reduced gross profit for our Base Chemicals segment. Margins in our Performance Products and Polymers segments improved as declining raw material and energy prices outpaced the decline in average selling prices, and fixed costs decreased due to our cost reduction program. In our Base Chemicals segment average selling prices declined more rapidly than raw material and energy prices, but the decline was partially offset by lower fixed costs due to our cost reduction program. In addition, depreciation expense in the 2002 period was lower due to a reduction in depreciable basis as a result of our cost rationalization program and the impairment charges taken in 2001.

  •
  For the year ended December 31, 2002, selling, general, administrative, research and development expenses decreased $40.4 million, or 18%, to $183.9 million from $224.3 million in 2001. This decrease was primarily due to lower information and technology costs, lower legal expenses and savings due to our cost reduction program. This decrease was also due to $8.6 million in additional write-offs of accounts receivable balances in 2001 as compared with 2002.

  •
  During 2001, we incurred restructuring, plant closing and asset impairment charges of $588.6 million as we closed certain manufacturing facilities and eliminated certain operating, sales and administrative positions. These charges taken in 2001 were revised downward during 2002 by $5.3 million, however, additional charges of $4.3 million were recorded in 2002 in relation to curtailed production at our Port Neches, Texas and Guelph, Canada operations. For more information, see "—Restructuring and Plant Closing Costs" above.

  •
  For the year ended December 31, 2002, other expense increased by $8.0 million to $8.5 million in 2002 from $0.5 million in 2001. This increase was primarily due higher cost associated with the early extinguishment of debt in 2002.

  •
  For the year ended December 31, 2002, net interest expense decreased by $47.2 million, or 19%, to $195.6 million from $242.8 million in 2001. The decrease was primarily due to a net reduction of debt as a consequence of our debt restructuring completed at Huntsman LLC September 30, 2002, partially offset by an unfavorable impact from adjusting interest rate instruments to fair value.

  •
  Loss on sale of accounts receivables of $5.9 million was recognized in 2001 resulting from the accounts receivable securitization program that was discontinued in December of 2001.

  •
  For the year ended December 31, 2002, income tax expense decreased by $193.3 million to an expense of $8.6 million from a $184.7 million tax benefit in 2001. No tax benefit has been recorded in 2002 because we have determined not to increase our tax benefit beyond the amount valued at December 31, 2001. The $8.5 million charge that was recorded in the year ended December 31, 2002 was primarily interest expense related to the settlement of federal income taxes for certain prior years.

        The following table sets forth the sales and segment EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31, 2002	Year ended December 31, 2001
	Pro Forma	Pro Forma
Revenues
Performance Products	1,028.2	1,077.6
Polymers	944.3	937.6
Base Chemicals	996.2	1,051.3
Eliminations	(203.6)	(187.2)

Total	$2,765.1	$2,879.3

Segment EBITDA
Performance Products	164.4	127.7
Polymers	81.8	(556.9)
Base Chemicals	44.7	63.1
Corporate and other	(71.2)	(160.2)

Total	$219.7	$(526.3)

Performance Products

        For the year ended 2002, Performance Products revenues decreased by $49.4 million to $1,028.2 million from $1,077.6 million in 2001. Overall, segment volumes increased by 1% and average selling prices decreased by 6%. Surface sciences sales revenues decreased by 7% as compared to 2001. Surface sciences sales volumes increased by 2% primarily due to the restart of one of our ethylene oxide units in September 2001 following an outage that occurred in December 2000 and due to the introduction of new products. This increase in sales volumes was partially offset by reformulation opportunities by our customers, reduced demand for products manufactured by our customers and inventory reductions by our customers. Surface sciences selling prices decreased by 9% due to lower underlying raw materials costs and increased competitive pressures. Amines chemicals sales revenue decreased by 4%, due to a 7% decrease in volumes partially offset by 4% increase in average selling prices. The increase in average selling prices was due primarily to proactive product and customer mix rationalization efforts. MAn sales revenue increased by 9% as compared to 2001. MAn sales prices increased by 7% due to increased sales of higher priced maleic catalyst.

        For the year ended 2002, Performance Products segment EBITDA increased by $36.7 million to $164.4 million from $127.7 million in 2002. The increase was the result of decreased raw material and energy costs of $93.3 million and lower SG&A cost of $14.7 million resulting from our cost reduction program begun in late 2001. Offsetting these events were lower average sales pricing of $33.7 million and the negative effect of a $33.6 million business interruption insurance proceeds received in 2001 relating to a loss sustained in connection with the outage of our ethylene oxide unit in December of 2000.

Polymers

        For the year ended December 31, 2002, Polymers revenues increased by $6.7 million, or 1%, to $944.3 million from $937.6 million in 2001. Higher revenue in most product lines was partially offset by a $40.8 million decrease in styrene revenue which resulted from the closure of our styrene production facility in April 2001. Overall, sales volumes increased by 2%, while lower average selling prices decreased by 1%. Polyethylene sales revenue increased 2%, as volumes increased 10% in response to stronger demand, while average selling prices decreased 7% primarily in response to lower underlying raw material and energy prices. Polypropylene sales revenue increased by 10%, as volumes increased 7% due to customers anticipating a tighter supply/demand balance and a price increase subsequent to year-end, while average selling prices were up by 2% due to the tighter supply/demand balance. Expandable polystyrene sales revenue increased 5% as volumes increased 10% due to customers anticipating a tighter supply/demand balance, partially offset by a decrease in average selling prices of 3% primarily in response to lower underlying raw material and energy prices. Australian styrenics revenues increased by 15%, resulting from increase in average selling prices of 6% and increase in sales volumes of 10%. Olefins sales revenue decreased by 15%, as volumes decreased 7% due primarily to lower by-product propane sales resulting from a change in feedstock mix, while average selling prices decreased by 9% due to decreased underlying raw material and energy prices.

        For the year ended December 31, 2002, Polymers segment EBITDA increased by $641.0 million to $81.8 million from an EBITDA loss of $559.2 million in 2001. A substantial portion of the increase in EBITDA is attributable to the $532.9 million restructuring and asset impairment charge taken in 2001. Also contributing to the increase in EBITDA was a reduction in raw material and energy costs of $91.6 and lower fixed manufacturing and SG&A costs of $15.2 million associated with the job reductions and the consolidation of our work force in connection with the closure of the styrene plant and Line 1 of our polypropylene plant at Odessa, Texas. EBITDA was also impacted by $9.1 million attributable to increased sales volumes, which were partially offset by a $6 million decrease in average selling prices.

Base Chemicals

        For the year ended December 31, 2002, Base Chemicals revenues decreased $55.1 million, or 5%, to $996.2 million from $1,051.3 million. Overall, sales volumes decreased by 2%, while average selling prices decreased by 7%. Olefins sales volumes decreased 1%, while average selling prices decreased by 10% due to lower underlying raw material costs. Benzene sales volumes decreased 15% due to a lack of available feedstock, while average selling prices increased by 11% due to higher crude oil prices and tight supply/demand conditions. Cyclohexane sales volumes increased 37% due to increased demand which contributed to average selling prices increasing by 7%. Butadiene sales volumes increased 4% due to increased feedstock availability, while average selling prices decreased by 5% primarily in response to lower underlying raw material and energy prices. MTBE sales volumes increased 5% as a result of increased demand, while average selling prices decreased by 7% primarily in response to lower underlying raw material and energy prices.

        For the year ended December 31, 2002, Base Chemicals segment EBITDA decreased $18.4 million to $44.7 million from $63.1 million for 2001. The decrease in EBITDA is primarily the result of a $77.0 million decrease in average selling prices partially offset by a $28.3 million decrease in raw material and energy costs, a $28.0 million decrease in fixed manufacturing and SG&A costs resulting from the company's cost reduction initiative begun in late 2001 and a $4.7 million impact attributable to increased sales volumes in our butadiene, MTBE and cyclohexane businesses. In the fourth quarter 2002, raw material prices increased significantly as a result of the crude oil shortage caused by an oil worker's strike in Venezuela and the uncertainty regarding war with Iraq. In addition, higher natural gas prices were experienced in the fourth quarter of 2002 due to the unusually cold start to the winter heating season.

Corporate And Other

        For the year ended December 31, 2002, EBITDA from corporate and other items increased by $89.0 million to $71.2 million from $160.2 million in 2001. The increase was due to a decrease in corporate overhead expenses of $21.3 million due to our cost reduction program. In addition, charges of $19.1 taken in 2001 for environmental liabilities, bad debt expense and asset write-offs contributed to the decrease. Restructuring costs also decreased $44.5 million from 2001.

Liquidity and Capital Resources (Pro Forma)

Cash

        Net cash provided by operating activities by our restricted group for the year ended December 31, 2003 was $23.2 million. The cash was primarily provided by reductions in working capital.

        Net cash used by our restricted group in investing activities for the year ended December 31, 2003 was $91.8 million. Capital expenditures for our restricted group for the year ended December 31, 2003 were $89.7 million as compared to $78.8 million for 2002. The increase was largely attributable to increased capital expenditures in connection with the scheduled turnaround and inspection of our Port Arthur, Texas olefins unit, spending on our North American SAP system, and higher capital expenditures in line with normalized levels.

        Net cash provided by financing activities for the year ended December 31, 2003 was $63.4 million for our restricted group. Cash provided by financing activities largely resulted from increased net borrowings to fund operating cash and investing needs as explained above.

Debt and Liquidity

        The HLLC Credit Facilities consist of a revolving loan facility up to $275 million that matures on June 30, 2006 (the "HLLC Revolving Facility"), a term loan A facility ("Term Loan A") of $606.3 million as of December 31, 2003 and a term loan B facility ("Term Loan B") of $459.0 million as of December 31, 2003. As of December 31, 2003, our restricted group had outstanding variable rate borrowings of approximately $1.2 billion. The weighted average interest rate of these borrowings was 7.3%. This weighted average rate does not consider the effects of interest rate hedging activities. With respect to Term Loan A, the interest rate margin is 4.75% for eurocurrency loans. With respect to Term Loan B, the interest rate margin for eurocurrency loans increased 50 basis points on October 1, 2003 to 7.75%, and on January 1, 2004 by an additional 50 basis points to 8.25%. On April 1, 2004 and July 1, 2004, the interest rate margin for eurocurrency loans will increase by an additional 75 basis points up to a maximum of 9.75%.

        On September 30, 2003, we sold $380 million aggregate principal amount of the 2003 Senior Secured Notes at a discount to yield 11 7/8% in a private offering. The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on Term Loan A. On December 3, 2003 we sold an additional $75.4 million aggregate principal amount of the 2003 Secured Notes at a discount to yield 11.72%. The proceeds of this offering were used to repay $35.2 million on Term Loan A. Between the September and December 2003 offerings, the combined total repayment on Term Loan A was $331.8 million, including a prepayment of $165.2 million of scheduled amortization payments in the direct order of maturity such that the next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006. Additionally, we used $36.8 million of the net cash proceeds from the December 2003 Offering to temporarily reduce borrowings under the HLLC Revolving Facility. On January 28, 2004, we borrowed $37.5 million under the HLLC Revolving Facility to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes were due in December 2004, bore interest at 11.75% and were redeemed at 100% of their aggregate principal amount.

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of December 31, 2003, our restricted group had $12.2 million of outstanding borrowings and approximately $15 million of outstanding letters of credit under our $275 million HLLC Revolving Facility, and, at our restricted group, we had $30.0 million of cash on our balance sheet. Accordingly, as of December 31, 2003, our restricted group had cash and unused borrowing capacity of approximately $278 million (or approximately $240 million pro forma for the redemption of the

Huntsman Polymers Notes completed on January 28, 2004), subject to covenants under the HLLC Revolving Facility, including a $70 million minimum revolver availability covenant.

        The HLLC Credit Facilities contain financial covenants, including a minimum interest coverage ratio, a minimum fixed charge ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. The fixed charge and debt to EBITDA covenants were suspended from the second through fourth quarters of 2003 and a minimum revolver availability covenant of $70 million was adopted through May 15, 2004.

        Certain of our Australian subsidiaries maintain credit facilities that are non-recourse to us. Our Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt. HCCA, our subsidiary that holds our Australian sytrenics assets, maintains a facility consisting of a term facility and a working capital facility (collectively, the "HCCA Facilities"). As of December 31, 2003, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.7 million) each due in July 2003 and January 2004 under its term facility. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments, as well as meet its next scheduled amortization payment of A$5 million (approximately $3.7 million) due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries that hold our Australian surfactants assets are parties to credit facilities established in December 1998 (the "HAHC Facilities"). The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of December 31, 2003, HAHC was not in compliance with certain provisions of the HAHC Facilities agreements. Management of HAHC believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

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

Investing Activities

        Capital expenditures for the year ended December 31, 2003 were $89.7 million, an increase of approximately $10.9 million as compared to $78.8 million for 2002. The increase was largely attributable to increased expenditures in connection with the scheduled turnaround and inspection of our Port Arthur, Texas olefins unit, spending on our North American SAP system, and higher capital expenditures in line with normalized levels. We expect to spend approximately $80 million during 2004 on capital projects.

Changes in Financial Condition (Pro Forma—Restricted Group)

        The following information summarizes our restricted group net working capital position as of December 31, 2003 and 2002 (dollars in millions):

	December 31, 2003	December 31, 2002	Difference
	Historical	Pro Forma
Current assets:
Cash and cash equivalents	$30.0	$31.4	$(1.4)
Accounts and notes receivables	428.7	396.2	32.5
Inventories	296.0	298.1	(2.1)
Deferred income taxes	—	12.9	(12.9)
Prepaid expenses and other current assets	28.4	30.0	(1.6)

Total current assets	783.1	768.6	14.5

Current liabilities:
Accounts payable	258.8	242.6	16.2
Accrued liabilities	204.6	200.3	4.3
Deferred income taxes	14.5	—	14.5
Current portion of long-term debt	132.2	63.8	68.4

Total current liabilities	610.1	506.7	103.4

Working capital	$173.0	$261.9	$(88.9)

        At December 31, 2003 our net working capital position was $173.0 million as compared to $261.9 million at December 31, 2002, resulting in a decrease of $88.9 million. The changes in working capital can be explained as follows:

  •
  The increase in receivables of $32.5 million is primarily due to higher average selling prices, mainly in response to an increase in underlying raw material and energy costs.

  •
  Deferred income taxes changed from a deferred tax asset of $12.9 million to a liability of $14.5 million. See "Note 15—Income Taxes" to the accompanying consolidated financial statements.

  •
  The increase in accounts payable of $16.2 million is primarily due to an increase in underlying raw material and energy costs.

  •
  The decrease in accrued liabilities of $4.3 million is primarily due to the partial payment of restructuring reserves and environmental reserves, partially offset by higher rebate accruals.

  •
  The increase in long-term debt-current portion of $68.4 million is primarily attributable to the reclassification of $43.1 million of Australian-based debt to current and the reclassification of the $36.8 million aggregate principal amount of Huntsman Polymers Notes, which were due in December 2004 and which were redeemed in full prior to maturity in January 2004. This increase was partially offset by the prepayment of scheduled debt payments on the term portion of the HLLC Credit Facilities.

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

        Our management, with the participation of our chief executive officer and chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. In undertaking this re-evaluation, our management has considered the matters identified by the auditors. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Huntsman LLC and Subsidiaries
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
    Huntsman LLC and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Huntsman LLC (formerly Huntsman Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2003. In addition, the Company adopted Financial Accounting Standard Nos. 141 and 142 effective January 1, 2002 and changed its method of accounting for derivative financial instruments effective January 1, 2001, to conform to Statement of Financial Accounting Standards No. 133, as amended.

        As discussed in Note 26, the accompanying consolidated statements of cash flows have been restated.

DELOITTE & TOUCHE LLP

Houston, Texas
November 23, 2004

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$117.3	$22.3
Restricted cash	10.5	9.1
Accounts and notes receivables (net of allowance for doubtful accounts of $19.7 and $7.5, respectively)	925.1	396.2
Inventories	892.9	298.1
Prepaid expenses	40.3	27.7
Deferred income taxes	3.0	13.0
Other current assets	87.0	2.2

Total current assets	2,076.1	768.6
Property, plant and equipment, net	4,572.1	1,287.2
Investment in unconsolidated affiliates	158.0	238.5
Intangible assets, net	281.9	39.6
Goodwill	3.3	3.3
Deferred income taxes	12.0	—
Other noncurrent assets	611.5	119.2

Total assets	$7,714.9	$2,456.4

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including overdraft of $7.5 and $—, respectively	$752.1	$242.6
Accrued liabilities	585.7	200.3
Deferred income taxes	14.5	—
Current portion of long-term debt	134.0	63.8

Total current liabilities	1,486.3	506.7
Long-term debt	5,059.8	1,641.4
Long-term debt—affiliates	393.8	30.9
Deferred income taxes	234.8	13.0
Other noncurrent liabilities	456.2	234.3

Total liabilities	7,630.9	2,426.3

Minority interests	134.5	—

Commitments and contingencies (notes 20 and 22)
Member's equity (deficit):
Member's equity, 10,000,000 units	1,095.2	1,095.2
Accumulated deficit	(1,182.5)	(934.3)
Accumulated other comprehensive income (loss)	36.8	(130.8)

Total member's equity (deficit)	(50.5)	30.1

Total liabilities and member's equity (deficit)	$7,714.9	$2,456.4

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Dollars in Millions)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Revenues:
Trade sales	$6,472.4	$2,494.8	$2,577.1
Related party sales	95.4	166.2	180.3

Total revenues	6,567.8	2,661.0	2,757.4
Cost of goods sold	5,959.8	2,421.0	2,666.6

Gross profit	608.0	240.0	90.8
Expenses:
Selling, general and administrative	387.0	151.9	181.0
Research and development	54.8	23.8	32.7
Other operating income	(45.0)	(1.0)	(2.0)
Restructuring and plant closing costs (credit)	37.9	(1.0)	66.7
Asset impairment charges	—	—	521.8

Total expenses	434.7	173.7	800.2

Operating income (loss)	173.3	66.3	(709.4)
Interest expense, net	(391.8)	(192.7)	(239.3)
Loss on accounts receivable securitization program	(20.4)	—	(5.9)
Equity in losses of investment in unconsolidated affiliates	(36.8)	(31.1)	(87.9)
Other income (expense)	—	(7.6)	1.7

Loss before income tax benefit, minority interests, and effect of accounting change	(275.7)	(165.1)	(1,040.8)
Income tax (benefit) expense	40.1	8.5	(184.9)

Loss before minority interest and cumulative effect of accounting change	(315.8)	(173.6)	(855.9)
Minority interest in subsidiaries' (income) loss	67.6	(28.8)	13.1
Cumulative effect of accounting changes	—	169.7	0.1

Net loss	(248.2)	(32.7)	(842.7)
Other comprehensive income (loss)	167.6	10.5	(73.5)

Comprehensive loss	$(80.6)	$(22.2)	$(916.2)

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(As restated, see Note 26)
Cash flows from operating activities:
Net loss	$(248.2)	$(32.7)	$(842.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	(169.7)	(0.1)
Equity in losses of investment in unconsolidated affiliates	36.8	31.1	86.7
Depreciation and amortization	318.8	152.7	197.5
Provision for losses on accounts receivable	11.3	(1.8)	(4.3)
Noncash restructuring, plant closing, and asset impairment charges	9.7	(5.3)	528.2
Loss (gain) on disposal of plant and equipment	1.5	0.5	(4.8)
Loss on disposal of exchangeable preferred stock	—	—	7.0
Loss on sale of nonqualified plan securities	—	—	4.2
Loss on early extinguishment of debt	—	6.7	1.1
Noncash interest expense	97.9	7.6	10.4
Deferred income taxes	7.7	—	(184.5)
Gain on foreign currency transactions	(46.7)	—	—
Minority interests in subsidiaries	(67.6)	28.8	(13.1)
Changes in operating assets and liabilities:
Accounts and notes receivables	60.8	(48.2)	9.2
Change in receivables sold, net	(11.5)	—	—
Inventories	59.8	1.3	62.0
Prepaid expenses	(2.4)	16.1	(14.4)
Other current assets	(15.9)	(28.4)	35.6
Other noncurrent assets	(25.6)	(6.4)	83.4
Accounts payable	(52.3)	56.9	(167.0)
Accrued liabilities	71.2	65.2	(11.6)
Other noncurrent liabilities	10.3	14.3	(69.8)

Net cash provided by (used in) operating activities	215.6	88.7	(287.0)

Investing activities:
Capital expenditures	(185.2)	(70.2)	(76.4)
Proceeds from sale of plant & equipment	0.2	—	17.2
Cash paid for intangible asset	(2.3)	—	—
Advances to unconsolidated affiliates	(7.9)	(2.5)	(6.1)
Proceeds from sale of nonqualified plan assets	—	—	191.0
Proceeds from sale of exchangeable preferred stock	—	—	22.8

Net cash used in investing activities	(195.2)	(72.7)	148.5

Financing activities:
Net borrowings (repayment) under revolving loan facilities	(199.1)	32.1	202.8
Net borrowings (repayment) on overdraft	7.5	—	—
Repayment of long-term debt	(425.6)	(121.6)	(166.8)
Proceeds from long-term debt	655.5	—	110.0
Proceeds from subordinated note issued to an affiliated entity	—	—	25.0
Shares of subsidiary issued to minority interests for cash	1.7	—	—
Debt issuance costs	(33.3)	(16.6)	(0.3)
Cash acquired in acquisition of equity method affiliate	—	7.9	—
Proceeds from issuance of preferred stock	—	—	11.5

Net cash provided by (used in) financing activities	6.7	(98.2)	182.2

Effect of exchange rate changes on cash	7.1	3.6	(6.4)

Increase (decrease) in cash and cash equivalents	34.2	(78.6)	37.3
Cash and cash equivalents at beginning of period	31.4	110.0	72.7
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	62.2	—	—

Cash and cash equivalents at end of period	$127.8	$31.4	$110.0

Supplemental cash flow information:
Cash paid for interest	263.7	104.4	217.2
Cash paid for income taxes	8.3	(1.5)	(10.3)

See accompanying notes to consolidated financial statements

Supplemental non-cash investing and financing activities:

        The Company finances a portion of its property and liability insurance premiums with third parties. During the year ended December 31, 2003, 2002 and 2001, the Company issued notes payable for approximately $9.3 million, $2.3 million and $2.5 million, respectively, and recorded prepaid insurance for the same amount, which will be amortized over the period covered.

        On September 30, 2002, Huntsman Holdings, LLC, the Company's ultimate parent, exchanged $753.1 million of subordinated notes, including interest, less deferred debt issuance costs of the Company and Huntsman Polymers Corporation for an equity interest. The effective cancellation of debt by the Company was recorded as an equity contribution. In connection with this exchange of debt for equity, on September 30, 2002, the Company effectively acquired the following interests from Huntsman Holdings, LLC: (1) the remaining 20% interest in JK Holdings Corporation and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries, (2) the remaining 50% interest in Huntsman Chemical Australia Unit Trust and HCPH Holdings Pty Limited, formerly accounted for as an investment in unconsolidated affiliates using equity method accounting; and (3) the remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation. The Company accounted for the acquisition of these minority interests from Huntsman Holdings, LLC as an equity contribution with a fair value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        During 2001, the Company executed a capital lease and recorded a $4.9 million increase to long-term debt and property, plant and equipment.

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in Millions)
(Shares and Units in Thousands)

								Accumulated other comprehensive income (loss)
	Member's equity		Common stock		Preferred stock
							Accumulated deficit
	Units	Amount	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2001	—	$—	17,998.0	$181.0	103.0	$88.5	$(58.8)	$(67.8)	$142.9
Issuance of preferred stock	—	—	—	—	11.5	11.5	—	—	11.5
Net loss	—	—	—	—	—		(842.7)	—	(842.7)
Other comprehensive loss	—	—	—	—	—	—	—	(73.5)	(73.5)

Balance, December 31, 2001	—	—	17,998.0	181.0	114.5	100.0	(901.5)	(141.3)	(761.8)
Recapitalization of the Company (Note 1)	10,000.0	281.1	(17,998.0)	(181.0)	(114.5)	(100.0)	(0.1)	—	—
Capital contribution from Parent related to exchange of debt for parent company equity	—	753.1	—	—	—	—	—	—	753.1
Expenses of exchange of debt	—	(10.1)	—	—	—	—	—	—	(10.1)
Capital contribution from parent related to acquisition of minority interest in affiliates (Note 1)	—	71.1	—	—	—	—	—	—	71.1
Net loss	—	—	—	—	—	—	(32.7)	—	(32.7)
Other comprehensive income	—	—	—	—	—	—	—	10.5	10.5

Balance, December 31, 2002	10,000.0	1,095.2	—	—	—	—	(934.3)	(130.8)	30.1
Net loss	—	—	—	—	—	—	(248.2)	—	(248.2)
Other comprehensive income	—	—	—	—	—	—	—	167.6	167.6

Balance, December 31, 2003	10,000.0	$1,095.2	—	$—	—	$—	$(1,182.5)	$36.8	$(50.5)

See accompanying notes to consolidated financial statements

HUNTSMAN LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

Company

        Huntsman LLC is a Utah limited liability company and all of its units of interest are owned by HMP Equity Holdings Corporation ("HMP"). HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation ("HGI"), subject to warrants that, if exercised, would entitle the holders to up to 12% of the common stock of HMP. HGI is owned 100% by Huntsman Holdings, LLC, a Delaware limited liability company ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned 50.2% by the Huntsman family, 47.8% by MatlinPatterson Global Opportunities Partners, L.P. ("GOP"), 1.8% by Consolidated Press (Finance) Limited ("CPH") and 0.2% by senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned 93.7%, indirectly, by GOP, 3.6% by CPH, 1.8% by the Huntsman Cancer Foundation, 0.6% by senior management and 0.3% by the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, GOP and CPH that track the performance of the Huntsman Advanced Materials LLC ("AdMat") business. In this report, the term the "Company" refers to Huntsman LLC and its consolidated subsidiaries, unless the context indicates otherwise. The Huntsman family has board and operational control of the Company.

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

        Prior to September 30, 2002, the Company was owned by members of the Huntsman family and by certain affiliated entities. On September 30, 2002, the Company and its subsidiary, Huntsman Polymers Corporation ("Huntsman Polymers"), completed debt for equity exchanges (the "Restructuring"). Pursuant to the Restructuring, the Huntsman family contributed all of their equity interests in the Company and its subsidiaries, including minority interests acquired from CPH and the interests described in the second following paragraph, to Huntsman Holdings in exchange for equity interests in Huntsman Holdings. GOP and CPH exchanged approximately $679 million in principal amount of the Company's outstanding subordinated notes and Huntsman Polymers' 11 3/4% senior unsecured notes (the "Huntsman Polymers Notes") they held into equity interests in Huntsman Holdings. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest exchanged for equity, after considering debt issuance costs, was $753 million. Huntsman Holdings now indirectly owns all the equity of the Company.

        In connection with the Restructuring, the effective cancellation of debt was recorded as a capital contribution by the Company because GOP and CPH received equity of Huntsman Holdings, the Company's indirect parent, in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the Restructuring.

        As mentioned above, on September 30, 2002, the Company effectively acquired the following interests from Huntsman Holdings: (1) the remaining 20% interest in JK Holdings Corporation ("JK Holdings") and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries; (2) the remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as an investment in unconsolidated affiliates using equity method of accounting; and (3) the remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). The Company accounted for the acquisition of the minority interests from Huntsman Holdings as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        The Company owns 60% of the membership interests of Huntsman International Holdings LLC ("HIH"), and, prior to May 9, 2003, HMP owned approximately 1% of the membership interests of HIH. On May 9, 2003, HMP completed the acquisition of the 30% of the HIH membership interests held by Imperial Chemical Industries PLC ("ICI") and the remaining approximately 9% of the HIH membership interests held by certain institutional investors (the "HIH Consolidation Transaction"). See Note 5. HIH is a global manufacturer and marketer of polyurethanes, amines, surfactants, titanium dioxide ("TiO(2)") and basic petrochemicals. HIH and its subsidiaries are non-guarantor, unrestricted subsidiaries of the Company pursuant to the Company's various debt agreements. HIH and its subsidiaries, including Huntsman International LLC ("HI"), are separately financed from the Company, their debt is non-recourse to the Company, and the Company is not obligated to make cash contributions to, or investments in, HIH and its subsidiaries.

        The following table is a summary of the net assets of HIH as of May 1, 2003 (in millions):

Current assets	$1,364.5
Property, plant and equipment, net	3,082.2
Other noncurrent assets	740.4

Total assets	$5,187.1

Current liabilities	$885.0
Long term debt (including current portion)	3,638.1
Other noncurrent liabilities	366.1

Total liabilities	$4,889.2

Description of Business

        The Company is a leading manufacturer and marketer of a wide range of chemical products that are sold to diversified consumer and industrial end markets. The Company has 47 primary manufacturing facilities located in North America, Europe, Asia, Australia, South America and Africa and sells its products globally through its five principal business segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of Huntsman LLC and its majority-owned subsidiaries where the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

        The Company generates substantially all of its revenues through sales in the open market and long-term supply agreements. The Company recognizes revenue when it is realized or realizable, and earned. Revenue for product sales is recognized as risk and title to the product transfer to the customer, collectibility is reasonably assured, and pricing is fixed or determinable. Generally, this occurs at the time shipment is made.

Cost of Goods Sold

        The Company classifies the costs of manufacturing and distributing its products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has a master collection account that receives funds from the various lockboxes maintained by the Company that are subject to certain restrictive lockbox agreements. Cash held in both the lockboxes and the master collection account is considered as restricted cash in the accompanying consolidated balance sheet.

Securitization of Accounts Receivable

        HI securitizes certain trade receivables in connection with a revolving accounts receivable securitization program in which HI grants a participating undivided interest in certain of its trade receivables to a qualified off-balance sheet entity. HI retains the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11 Securitization of Accounts Receivable" below.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out, and average costs methods for different components of inventory.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	3-25 years
Transportation equipment	3-7 years
Furniture, fixtures and leasehold improvements	5-6 years

        Until January 1, 2003, approximately $1.3 billion of the total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, the Company changed its method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change decreased depreciation for the year ended December 31, 2003 by $43.0 million.

        Interest expense capitalized as part of plant and equipment was $5.1 million, $3.3 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

Investment in Exchangeable Preferred Stock

        The Company's investment consisted of 100,000 shares of Series A Cumulative Participating Retractable Preferred Stock of NOVA Chemicals (USA) (the "NOVA Preferred Stock") with an aggregate liquidation value of $198.0 million. These shares had no voting rights. Dividends accrued at a rate of 6.95% of the aggregate liquidation preference annually through April 1, 2001, when the rate decreased to 5.95%.

        The Company sold the NOVA Preferred Stock during June 2001 to NOVA for $191.0 million, realizing a loss of $7.0 million, which is recorded as other expense.

Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant management influence, are accounted for using the equity method.

Intangible Assets and Goodwill

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5-15 years
Trademarks	15 years
Licenses and other agreements	5-15 years
Other intangibles	5-15 years

        Prior to January 2002, the Company amortized goodwill over periods ranging from 10-20 years. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142.

Other Noncurrent Assets

        Other non-current assets consist primarily of deposits, spare parts, debt issuance costs, notes receivable, process catalysts, employee benefit assets and turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

        Non-qualified employee benefit plan trust assets were classified as available for sale until such trusts were terminated and the securities were sold in September 2001. Available for sale securities were carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and recorded as a component of other comprehensive income (loss).

        During September 2001, the non-qualified employee benefit plan trusts were terminated and paid out to the employees participating in the plans.

Carrying Value of Long-Term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10—Restructuring, Plant Closing and Impairment Costs."

Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's senior credit facilities approximates fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Company's senior subordinated notes is estimated based on interest rates that are currently available to the Company for issuance of debt with similar forms and remaining maturities. See "Note 21—Fair Value of Financial Instruments."

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company evaluates the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire domestic and certain of the international deferred tax assets due to the uncertainty of realization.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        Effective September 9, 2002, the Company converted to a limited liability company. The Company, for U.S. federal income tax purposes, is disregarded as a separate entity and combined with HMP, its sole member. Therefore, the Company is not separately subject to U.S. federal tax on income, but is taxed in combination with HMP's items of income and expense. The Company's subsidiaries are generally corporations and continue to be subject to U.S. federal income tax.

        The Company is party to a tax sharing agreement with HMP. The terms of the agreement require the Company to make payment to HMP for taxes that are attributable to the Company's operations, or any of the Company's subsidiaries' operations, as well as for taxes that are attributable to HMP's items of income and expense. The Company is also a party to tax sharing agreements with its subsidiaries. The terms of those agreements require the subsidiaries to make payment to the Company for taxes that are attributable to the subsidiaries' operations

Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        In 2001, the adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $0.1 million, a cumulative decrease to accumulated other comprehensive loss of $1.8 million and an increase in total liabilities of $3.1 million for derivatives designated as cash flow-type hedges. See "Note 13—Derivative Instruments and Hedging Activities."

Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See "Note 22—Environmental Matters."

Earnings per Unit of Membership Interest

        Earnings per unit of membership interest is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

Research and Development

        Research and development costs are expensed as incurred.

Foreign Currency Translation

        The accounts of the Company's subsidiaries outside of the United States consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholders' equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the statement of operations and were a net gain of $34.1 million, a net loss of $1.5 million and a net gain of $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Reclassifications

        Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires, among other things, that the purchase method be used for business combinations after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives of all acquired intangible assets and perform an impairment test on goodwill. In the first quarter 2002, the Company completed the assessment of useful lives and concluded that no adjustments to the amortization period of intangible assets were necessary. The Company also completed its initial assessment of goodwill impairment and concluded that there is no indication of impairment. The Company has elected to test goodwill for impairment annually as of April 1, as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2003 and 2002 and the Company has concluded that there is no indication of impairment. The initial adoption of SFAS No. 142 had no impact on the Company's consolidated financial statements for the year ended December 31, 2002. The pro forma net loss, assuming the change in accounting principle was applied retroactively to January 1, 2001, would not have been materially different for the year ended December 31, 2001.

        The initial adoption of SFAS No. 141 increased net income by $169.7 million for the year ended December 31, 2002. This increase resulted from increasing the carrying value of the investments in HIH to reflect the proportionate share of the underlying assets as required by SFAS No. 141. Effective June 30, 1999, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), a consolidated subsidiary of the Company, transferred its propylene oxide business to HIH. The transfer of the Company's propylene oxide business was recorded at the net book value of the assets and liabilities transferred. The carrying value of the Company's investment in HIH was less than its proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Such difference was being accreted to income over a 20 year period. See "Note 5—Investment in Unconsolidated Affiliates."

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The adoption of this statement had no impact since the timing of any ultimate obligation is indefinite.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 And 64, Amendment Of FASB Statement No. 13, And Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 resulted in a $6.7 million reclassification of losses from extinguishment of debt from extraordinary items to interest expense in the year ended December 31, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities."SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit or disposal costs were accrued upon management's commitment to an exit or disposal plan, which is generally before an actual liability has been incurred. The Company adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. In October 2003, the FASB issued FASB Staff position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN No. 46 will not have a material impact on the Company's consolidated earnings, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with this guidance applied prospectively. This statement had no impact on the Company's results of operations or financial position at December 31, 2003 and the Company does not expect this statement to have a material impact on its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on the Company's consolidated financial statements upon adoption.

        Other accounting pronouncements that have been issued subsequent to December 31, 2003 and become effective in the years after December 31, 2003 are not expected to have any significant effect on the Company's financial position or results of operations.

3.     INVENTORIES

        Inventories consist of the following (dollars in millions):

	December 31, 2003	December 31, 2002
Raw materials and supplies	$257.2	$77.8
Work in progress	32.7	13.1
Finished goods	619.8	216.2

Total	909.7	307.1
LIFO reserves	(15.5)	(7.1)
Lower of cost or market reserves	(1.3)	(1.9)

Net	$892.9	$298.1

        As of December 31, 2003 and 2002, approximately 19% and 53%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO").

        For the years ended December 31, 2002 and 2001, respectively, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $1.7 million and $2.0 million, respectively.

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $8.2 million payable and $12.4 million payable (26,910,072 and 89,359,629 pounds) at December 31, 2003 and 2002, respectively.

4.     PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2003	December 31, 2002
Land	$100.7	$31.2
Buildings	383.4	192.1
Plant and equipment	6,004.2	2,053.8
Construction in progress	249.0	89.2

Total	6,737.3	2,366.3
Less accumulated depreciation	(2,165.2)	(1,079.1)

Net	$4,572.1	$1,287.2

        Property, plant and equipment includes gross assets acquired under capital leases of $23.9 million at December 31, 2003 and 2002; related amounts included in accumulated depreciation were $5.4 million and $0.7 million at December 31, 2003 and 2002, respectively.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATES

        The Company's ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31, 2003	December 31, 2002
Equity Method:
HIH (60%)(1)	$—	$223.8
Polystyrene Australia Pty Ltd.	3.6	3.0
Condea-Huntsman GmbH and Co. KG (50%)	13.2	9.2
Louisiana Pigment Company, L.P. (50%)	130.4	—
Rubicon, LLC (50%)	1.0	—
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	6.1	—
Others	1.2	—
Total	$155.5	$238.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (10%)	$2.5	$2.5

(1)
Effective as of May 1, 2003, HIH is a consolidated subsidiary of the Company. For more information, see "Note 1—General—Company."

(2)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

SUMMARIZED FINANCIAL INFORMATION OF OTHER UNCONSOLIDATED AFFILIATES

        Summarized financial information of Condea-Huntsman GmbH and Co. KG ("Condea"), Louisiana Pigment Company, Rubicon, LLC, BASF AG ("BASF"), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2003 and Condea, and Polystyrene Australia Pty Ltd. as of December 31, 2002 and for the years then ended is presented below (dollars in millions):

	December 31, 2003	December 31, 2002
Assets	$186.3	$75.8
Liabilities	135.9	67.5
Revenues	100.0	85.8
Net income (loss)	3.4	11.7
The Company's equity in:
Net assets	$155.5	$12.2
Net income	2.2	10.0

Investment in HIH

        Effective June 30, 1999, Huntsman Specialty, a consolidated unrestricted subsidiary of the Company, transferred its propylene oxide business to HIH. ICI transferred its polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses to HIH. In addition, HIH also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited for approximately $117.0 million.

        In exchange for transferring its business, the Company retained a 60% common equity interest in HIH and received approximately $360.0 million in cash as a distribution from HIH. In exchange for transferring its businesses, ICI received a 30% common equity interest in HIH, approximately $2 billion in cash and discount notes of HIH with approximately $508.0 million of accreted value at issuance. Institutional investors acquired the remaining 10% common equity interest in HIH for $90.0 million in cash.

        The transfer of the Company's propylene oxide business was recorded at the net book value of the assets and liabilities transferred. Prior to the HIH Consolidation Transaction, the Company accounted for its investment in HIH on the equity method due to the significant management participation rights of ICI in HIH pursuant to HIH's limited liability company agreement.

        The carrying value of the Company's investment in HIH was less than its proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Such difference was being accreted to income over a 20 year period. Management recorded an adjustment to reflect the accretion of the difference of $7.4 million in the investment basis in the Company's consolidated financial statements for December 31, 2001. As discussed in "Note 2—Summary of Significant Accounting Policies" above, the Company adopted SFAS No. 141 and increased its investment by $169.7 million as of January 1, 2002 to reflect its proportionate share of the underlying net assets of HIH.

        As discussed in "Note 1—General—Company," on September 30, 2002, the Company acquired the 19.9% interest in HSCHC which was previously owned by Huntsman family directly. HSCHC holds the Company's investment in HIH. The estimated fair value of the 19.9% interest of $37.9 million has been recorded as an increase in the investment in HIH. The excess of $23.3 million over the Company's proportionate share of the net assets of HIH was accounted for as equity basis property and is being depreciated over the average useful life of property.

        On November 2, 2000, ICI, Huntsman Specialty, HIH and HI entered into agreements (the "ICI Agreements") pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the 30% membership interest in HIH that ICI indirectly held (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also required Huntsman Specialty to cause HIH to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions included the receipt of consent from HI's senior secured lenders and HI's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes, as well as the outstanding high yield notes of HIH. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in HIH.

        GOP also entered into an agreement with ICI (the "Option Agreement"). The Option Agreement provided BNAC, Inc. ("BNAC"), then a GOP subsidiary, with an option to acquire the ICI subsidiary that held the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the HIH Senior Subordinated Discount Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "HIH Senior Subordinated Discount Notes "), subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment.

        In connection with the Restructuring, all the shares in BNAC were contributed to Huntsman Holdings. Huntsman Holdings caused BNAC to be merged into HMP. As a result of its merger with BNAC, HMP held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest.

        Prior to May 9, 2003, HMP owned approximately 1% of the HIH membership interests and the Company owned 60% of the HIH membership interests. On May 9, 2003, HMP exercised its option under the Option Agreement and completed the HIH Consolidation Transaction. As a result, as of May 9, 2003, HMP directly and indirectly owns 100% of the HIH membership interests. Prior to May 1, 2003, the Company accounted for its investment in HIH using the equity method of accounting due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of HMP's 100% direct and indirect ownership of HIH and the resulting termination of ICI's management participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, the Company no longer accounts for HIH using the equity method of accounting, but effective May 1, 2003 HIH's results of operations are consolidated with the Company's results of operations, with HMP's 40% interest in HIH recorded as a minority interest. Consequently, results of HIH through April 30, 2003 are recorded using the equity method of accounting, and results of HIH beginning May 1, 2003 are recorded on a consolidated basis. As a result, the summary historical financial data for periods ending prior to May 1, 2003 are not comparable to financial periods ending on or after May 1, 2003.

        Summarized information for HIH as of December 31, 2002 and for the year then ended and the income statement information for the four months ended April 30, 2003 (balance sheet information on HIH is not relevant in this table after April 30, 2003 because HIH has been consolidated after that date) is as follows (dollars in millions):

	Four Months Ended April 30, 2003	December 31, 2002
Assets		$5,044.1
Liabilities		4,706.1
Revenues	1,733.4	4,518.1
Net income (loss)	(65.2)	(68.5)
The Company's equity in:
Net assets		$223.8
Net loss	(39.0)	(41.1)

6.     INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	Carrying Amount	December 31, 2003 Accumulated Amortization	Net	Carrying Amount	December 31, 2002 Accumulated Amortization	Net
Patents, trademarks, and technology	$405.0	$143.7	261.3	$57.8	$28.0	$29.8
Licenses and other agreements	18.3	9.5	8.8	15.8	7.5	8.3
Non-compete agreements	49.6	38.5	11.1	—	—	—
Other intangibles	2.4	1.7	0.7	2.2	0.7	1.5

Total	$475.3	$193.4	$281.9	$75.8	$36.2	$39.6

        Amortization expense was $30.5 million, $6.4 million and $7.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2004	$38.0
2005	37.5
2006	29.3
2007	29.3
2008	29.3

7.     OTHER NONCURRENT ASSETS

        Other noncurrent assets consist of the following (dollars in millions):

	December 31, 2003	December 31, 2002
Prepaid pension assets	$254.4	$—
Debt issuance costs	83.5	6.9
Capitalized turnaround expense	83.9	11.8
Receivables from affiliates	25.2	9.8
Spare parts inventory	100.5	43.1
Other noncurrent assets	64.0	47.6

Total	$611.5	$119.2

8.     ACCRUED LIABILITIES

        Accrued liabilities consist of the following (dollars in millions):

	December 31, 2003	December 31, 2002
Payroll, severance and related costs	124.1	49.9
Interest	103.9	19.9
Volume and rebates accruals	89.5	20.8
Income taxes	51.7	8.1
Taxes (property and VAT)	61.8	21.1
Pension liabilities	21.3	21.1
Restructuring and plant closing costs	22.6	7.8
Environmental accruals	8.6	4.8
Interest and commodity hedging accruals	11.3	—
Other miscellaneous accruals	90.9	46.8

Total	$585.7	$200.3

9.     OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consist of the following (dollars in millions):

	December 31, 2003	December 31, 2002
Pension liabilities	$246.5	$102.0
Other postretirement benefits	78.8	61.9
Environmental accruals	26.3	13.5
Other post retirement benefit of unconsolidated affiliate	29.1	—
Restructuring on plant closing costs	2.7	—
Fair value of interest derivative	9.5	20.5
Other noncurrent liabilities	63.3	36.4

Total	$456.2	$234.3

10.   RESTRUCTURING, PLANT CLOSING AND IMPAIRMENT COSTS

2003 Restructuring Charges

        On March 11, 2003 (before HIH was consolidated into the Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $8.9 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at its Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. The Company also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented from 2003 to 2005.

        In August 2003, the Company recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across its global Pigments operations. The overall cost reduction program to be completed from 2003 to 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

2002 Restructuring Charges

        During 2002, the Company announced that it would be closing certain units at its Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, the Company recorded accrued severance and shutdown costs of $4.3 million substantially all of which had not been paid at December 31, 2002. The net effect of 2002 unit closing costs and the reversal of restructuring charges discussed in "—2001 Restructuring Activities" below is to reflect $1.0 million in income in 2002 and to reflect a $7.8 million accrual at December 31, 2002.

2001 Restructuring Charges

        During 2001, the Company initiated a restructuring plan closing certain manufacturing units and eliminating sales and administrative positions. In addition, the Company recorded an asset impairment charge related to fixed assets and goodwill. The restructuring charge, which was recorded in several phases during the year, included the closure of a styrene production unit located in Odessa, Texas, the closure of the polypropylene Line 1 unit located in Odessa, Texas (which represents approximately 30% of the Odessa facility's current total capacity), the write off of the flexible polyolefins unit located in Odessa, Texas which was under evaluation for alternative product use and the write off of the manufacturing facility in Austin, Texas. The total write off of property, plant and equipment as a result of the closures was $102.6 million.

        In connection with the closures, the Company recorded accruals for decommissioning costs, non-cancelable lease charges and provided for the write off of unusable material and supplies inventory. The Company also wrote off $33.8 million of goodwill related to the closures.

        As a result of the plant closings and the elimination of redundant costs in the maintenance, technical services and overhead cost structure, approximately $44.2 million was accrued for severance, fringe benefits and outplacement costs. The program resulted in a workforce reduction of approximately 800 manufacturing, sales, general and administrative and technical employees. The restructuring plan was substantially completed by the second quarter of 2002.

        Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

        The Company recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to its property, plant and equipment of the Polymers segment. During 2001, the Polymers segment experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. In early October 2001, as a result of the above factors and as part of the Company's restructuring efforts, the Company performed a review of its remaining polyethylene, polypropylene and amorphous polyalphaolefin businesses. During this time, the Company engaged a financial advisor and investment banker to assist it and its domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to the Company's management, which indicated an impairment of Polymers' assets. As a result, in the fourth quarter of 2001 it became necessary to assess Polymers' fixed assets for impairment as required under SFAS No. 121.

        The Company performed an evaluation of the recoverability of all the assets of Polymers' business as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value of these assets was less than their carrying value. The fair value of Polymers' net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. Fair value estimates, by their very nature, rely upon considerable management judgment; accordingly, actual results may vary significantly from the Company's estimates.

        The Company's revised restructuring costs and impairment charges have been recorded against the following accounts: $488.0 million against property, plant and equipment; $33.8 million against goodwill; $6.4 million against inventories; and $55.0 million against cash and accrued liabilities.

        As of December 31, 2002, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	2001 Total Charge	2002 Restructuring Charges (Revisions)	Total Revised Charge	Non-Cash Charges	Total Cash Payments	Restructuring Liablities December 31, 2002
Work force reduction	$44.2	$1.6	$45.8	$—	$41.9	$3.9
Plant decomissioning and demolition	2.8	3.7	6.5	—	3.2	3.3
Non-cancelable lease costs	6.9	(4.6)	2.3	—	1.7	0.6
Property and equipment	488.0	—	488.0	488.0	—	—
Goodwill	33.8	—	33.8	33.8	—	—
Inventories	12.0	(1.7)	10.3	6.4	3.9	—
Other charges	0.8	—	0.8	—	0.8	—

Total restructuring costs	$588.5	$(1.0)	$587.5	$528.2	$51.5	$7.8

        As of December 31, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Huntsman LLC accrued Liabilites as of December 31, 2002	HIH Charges Prior To May 1, 2003(1)	2003 Charge	Non-Cash Portion	Cash Payments	Accrued Liabilities As of December 31, 2003
Huntsman international
Property, plant and equipment	$—	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	—	24.2	28.2	—	(29.9)	22.5

	—	24.2	39.6	(11.4)	(29.9)	22.5
Huntsman llc—other
Property, plant and equipment	0.1	—	0.9	(0.9)	(0.1)	—
Demolition and decommisioning	3.3	—	(0.3)	—	(0.4)	2.6
Non-cancelable lease costs	0.6	—	(0.2)	—	(0.2)	0.2
Workforce reductions	3.8	—	(2.1)	—	(1.7)	—
Other	—	—	—	—	—	—

	7.8	—	(1.7)	(0.9)	(2.4)	2.8

Total	$7.8	$24.2	$37.9	$(12.3)	$(32.3)	$25.3

(1)
Prior to May 1, 2003, Huntsman LLC's investment in HIH was recorded on the equity method. Effective May, 1, 2003, HIH is recorded as a consolidated subsidiary. HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003.

11.   SECURITIZATION OF ACCOUNTS RECEIVABLE

HI Accounts Receivable Securitization Program

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. The following discussion of the HI accounts receivable securitization program covers the eight month period from the effective date of the HIH Consolidation Transaction.

        At December 31, 2003, the Receivables Trust had approximately $198 million in U.S. dollar equivalents in medium term notes outstanding and approximately $100 million in commercial paper outstanding. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $154 million as of December 31, 2003. The value of the retained interest is subject to credit and interest rate risk. For the eight months ended December 31, 2003, new sales totaled approximately $2,773 million and cash collections reinvested totaled approximately $2,794 million, respectively. Servicing fees received during 2003 were approximately $3.4 million.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts are a loss of $13.8 million for the eight months ended December 31, 2003. As of December 31, 2003, the fair value of the open forward currency contracts is $6.8 million which is included as a component of the residual interest.

        The key economic assumptions used in valuing the residual interest at December 31, 2003 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2003 were $15.6 million.

HLLC Accounts Receivable Securitization Program

        The Company formerly had an accounts receivable agreement with Windmill Funding Corporation ("Windmill") and ABN-AMRO Bank under which it had the right to sell trade accounts receivable of certain subsidiaries to Windmill on a continuing basis subject to limited recourse. Receivables sold under the terms of the agreement were removed from the Company's consolidated financial statements at the time of sale. The Company retained certain receivables as additional collateral to ABN-AMRO Bank. The Company serviced the trade receivables it had sold to Windmill. The fair value of the retained servicing interest approximated cost due to the short term nature of the receivables. The weighted average life of the receivables was approximately two months and credit losses were expected to be less than 1%. The Company recorded a loss on the sale of receivables of $5.9 million for the year ended December 31, 2001.

        In December 2001, the Company terminated the agreement with Windmill and ABN-AMRO Bank, and it repurchased the outstanding receivables balance of $73.7 million.

12.   LONG-TERM DEBT

        Long-term debt outstanding as of December 31, 2003 and December 31, 2002 is as follows (dollars in millions):

	December 31, 2003	December 31, 2002
Huntsman LLC Debt, Excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$606.3	$938.0
Term Loan B	459.0	450.0
Revolving facility	12.2	32.1
Other debt:
Huntsman LLC senior secured notes	450.5	—
Huntsman Polymers senior unsecured notes	36.8	36.8
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	99.7	98.1
Huntsman Australia Holdings Corporation (HAHC) credit facilities	44.5	38.9
Huntsman Chemical Company Australia (HCCA) credit facilities	48.7	36.6
Subordinated note and accrued interest—affiliate	35.5	30.9
Term note payable to a bank	9.5	10.4
Other	5.6	5.0

Total Huntsman LLC Debt, excluding HIH and HI	1,867.6	1,736.1
HI:
Senior secured credit facilities:
Term B loan	620.1	—
Term C loan	620.1	—
Revolving facility	22.0	—
Other debt:
Senior unsecured notes	457.1	—
Senior subordinated notes	1,169.8	—
Other long-term debt	38.0	—

Total HI debt	2,927.1	—
HIH:
Senior discount notes	434.6	—
Senior subordinated discount notes—affiliate	358.3	—

Total HIH debt	792.9	—
Total HIH consolidated debt	3,720.0	—

Total debt	$5,587.6	$1,736.1

Current portion	$134.0	$63.8
Long-term portion	5,059.8	1,641.4

Total long-term debt—excluding affiliate	5,193.8	1,705.2
Long-term debt—affiliate	393.8	30.9

Total debt	$5,587.6	$1,736.1

Huntsman LLC Debt (Excluding HI and HIH)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        The Company's senior secured credit facilities (the "HLLC Credit Facilities") consist of a $275 million revolving credit facility maturing in 2006 (the "HLLC Revolving Facility") and two term loan facilities maturing in 2007, initially in the amount of $938 million ("Term Loan A") and $450 million ("Term Loan B" and, collectively with Term Loan A, the "HLLC Term Facilities"). On May 31, 2003, the principal amount of Term Loan B was increased to $459 million; the additional $9 million was a supplemental fee imposed because $350 million of Term Loan B was not repaid on May 31, 2003. The HLLC Revolving Facility is secured by a first lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries, which does not include HIH or HI. The HLLC Term Facilities are secured by a second lien on substantially the same assets that secure the HLLC Revolving Facility. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by the Company's domestic restricted subsidiaries (collectively, the "Guarantors"). Neither HIH nor HI are Guarantors. As of December 31, 2003 and December 31, 2002, the weighted average interest rates on the HLLC Credit Facilities were 7.28% and 6.55%, respectively, excluding the impact of interest rate hedges.

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

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on the Company's most recent ratio of total debt to "EBITDA," as defined, or (ii) a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA.

        As of December 31, 2003, borrowings under the HLLC Term Facilities bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 4.75% and 7.75% for Term Loan A and Term Loan B, respectively, or (ii) a prime-based rate plus an applicable margin of 3.75% and 6.75% for Term Loan A and Term Loan B, respectively. This agreement also provides for quarterly escalating interest rates on Term Loan B of up to maximum LIBOR and prime based margins of 9.75% and 8.75%, respectively by July 2004.

        The HLLC Credit Facilities contain financial covenants including a minimum interest coverage ratio, a minimum fixed charge ratio and maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of these types, including limitations on liens, debt and the sale of assets. Management believes that the Company is in compliance with the covenants of the HLLC Credit Facilities as of December 31, 2003.

        On April 25, 2003, the Company entered into amendments to both the HLLC Revolving Facility and the HLLC Term Facilities that, among other things, amended certain financial covenants through the fourth quarter of 2004. The fixed charge and debt to EBITDA covenants were suspended from the second through fourth quarters of 2003 and a minimum revolver availability covenant of $70 million was adopted through May 15, 2004. Also, in connection with the amendment, the Company obtained a waiver from its senior secured lenders to permit a pledge of its equity to secure certain indebtedness issued by HMP. On May 20, 2003, the Company entered into amendments to both the HLLC Revolving Facility and the HLLC Term Facilities that, among other things, modified provisions relating to certain mandatory repayments. On September 12, 2003 and on November 20, 2003, the Company entered into amendments to the HLLC Credit Facilities that, among other things, permitted it to issue the 2003 Secured Notes and to grant security in connection with the 2003 Secured Notes.

        The following is an update of the Company's disclosures regarding the HLLC Credit Facilities: on October 14, 2004, the Company completed a $1.065 billion refinancing of the HLLC Credit Facilities. The new credit facilities consist of a $350 million revolving credit facility due October 2009 and a $715 million term loan B facility due March 2010. Proceeds of the refinancing were used to repay in full the outstanding borrowings under the Company's prior senior secured credit facilities.

  Senior Secured Notes (2003 Secured Notes)

        The 2003 Secured Notes bear interest at a rate of 11 5/8% per anum and interest is payable semi-annually on April 15 and October 15. The 2003 Secured Notes mature on October 15, 2010 and are secured by a second lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries (which do not include HIH or HI). The 2003 Secured Notes are effectively subordinated to all the Company's obligations under the HLLC Revolving Facility and rank PARI PASSU with the HLLC Term Facilities. The 2003 Secured Notes are also guaranteed by the Guarantors. In accordance with the Company's contractual obligation to register the 2003 Secured Notes, the Company's registration statement on Form S-4/A filed with the Securities and Exchange Commission became effective on February 13, 2004 and the exchange offer of unregistered 2003 Secured Notes for registered 2003 Secured Notes was completed on March 29, 2004.

        The 2003 Secured Notes are redeemable:

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

        The indenture governing the 2003 Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the 2003 Secured Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the 2003 Secured Notes as of December 31, 2003.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        The Company's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of December 31, 2002 are unsecured subordinated obligations of the Company and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of the Company and effectively junior to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of the Company after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 4.4% and 5.2% as of December 31, 2003 and December 31, 2002, respectively.

        The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed rate coupon of 11.75%, and an outstanding balance of $36.8 million as of December 31, 2003. On January 28, 2004, the Huntsman Polymers Notes were redeemed in full. Prior to the Restructuring completed September 30, 2002, the indentures governing the HLLC Notes and Huntsman Polymers Notes contained certain restrictive covenants. Concurrently with the closing of the Restructuring, previously executed amendments to the indentures became effective and virtually all the restrictive covenants contained in the indentures were eliminated.

  Senior Unsecured Notes (HLLC Senior Notes)

        The following is an update of the Company's disclosures regarding the HLLC Senior Notes (as defined below): on June 22, 2004, the Company sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of September 30, 2004 was 8.80%. The proceeds from the offering were used to repay $362.9 million on the Company's prior term loan B and $25 million to repay indebtedness at HCCA. See "Other Debt" below. The HLLC Senior Notes are unsecured obligations of the Company and are guaranteed by the HLLC Guarantors.

  Other Debt

        Huntsman Specialty's subordinated note in the aggregate principal amount of $75.0 million accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of December 31, 2003 and December 31, 2002, the unamortized discount on the note is $6.9 million and $8.5 million, respectively.

        Certain of the Company's Australian subsidiaries maintain credit facilities that are non-recourse to the Company. The Australian subsidiaries are currently not in compliance with covenants contained in these credit facilities. The outstanding debt balances of our Australian subsidiaries have been classified in current portion of long-term debt.

        Huntsman Chemical Company Australia Pty. ("HCCA"), a subsidiary that holds the Company's Australian styrenics assets, maintains a facility consisting of a term facility and a working capital facility (collectively, the "HCCA Facilities"). The term facility (A$55 million, or $41.2 million) has semiannual scheduled amortization payments with a balloon payment due at maturity in July 2005. The working capital facility (A$10 million, or $7.5 million) is fully drawn and renews annually. Borrowings under the HCCA Facilities bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of December 31, 2003, the weighted average interest rate for the HCCA Facilities was 6.7%. The HCCA Facilities are secured by effectively all the assets of HCCA, including a floating lien on inventory and receivables. As of December 31, 2003, there were no financial covenants in place. Such covenants are currently being negotiated. HCCA failed to make its semiannual scheduled amortization payments of A$5 million (approximately $3.7 million) each due in July 2003 and January 2004 under its term facility. Short term cash flows generated by HCCA will likely not be sufficient to bring current its missed payments or to meet its next scheduled amortization payment of A$5 million (approximately $3.7 million) due in July 2004. Management of HCCA continues its efforts to renegotiate the terms of the HCCA Facilities.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold the Company's Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of December 31, 2003, borrowings under the HAHC Facilities total A$59.5 million, or $44.5 million, and bear interest at a base rate plus a spread of 2%. As of December 31, 2003 the weighted average interest rate for the HAHC Facilities was 6.9%. Principal payments are due semiannually through December 2005. The HAHC Facilities are collateralized by effectively all of the assets of the HAHC subsidiaries in addition to a U.S. stock pledge of the shares of one of its U.S. subsidiaries. The HAHC Facilities are subject to financial covenants, including leverage ratio, interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of December 31, 2003, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities but was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. Management believes that HAHC will be able to renegotiate the terms of the HAHC Facilities.

        On July 2, 2001, the Company entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of the tenth anniversary of the issuance date or the date of the repayment in full in cash of all indebtedness of the Company under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of December 31, 2003 and December 31, 2002, accrued interest added to the principal balance was $10.5 million and $5.9 million, respectively.

HI DEBT

        The HIH and HI debt transactions and balances prior to the HIH Consolidation Transaction, effective May 1, 2003, are not included in the accompanying financial statements.

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of December 31, 2003, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility that matures on June 30, 2007, and a term C loan facility that matures on June 30, 2008. On October 22, 2003, HI issued $205 million of additional term B and term C loans, the net proceeds of which were applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds, net of fees, were applied to repay, in full, the term A loan which had an initial maturity of June 2005.

        Interest rates for the HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of December 31, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 5.6% and 5.8%, respectively, excluding the impact of interest rate hedges.

        HI's obligations under the HI Credit Facilities are supported by guarantees of HIH and HI's domestic and certain foreign subsidiaries (collectively, the "HI Guarantors") and HIH, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries. Neither the Company nor any member of its restricted group is an HI Guarantor.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that, as of December 31, 2003, HI is in compliance with the covenants of the HI Credit Facilities.

        The following in an update of the Company's disclosures regarding the HI Credit Facilities: on July 13, 2004, HI amended and restated the HI Credit Facilities. In connection with this amendment and restatement, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The amendment and restatement reduced the revolving loan facility from $400.0 million to $375.0 million, maturing September 2008, and also provided for, among other things, changes to the applicable interest rate spreads, the amendment of certain financial covenants, including changes to the maximum leverage ratio, the minimum interest coverage ratio, and an increase in the permitted amount of annual consolidated capital expenditures.

  Senior Unsecured Notes (HI Senior Notes)

        In March 2002, HI issued $300 million 9.875% Senior Notes (collectively with the HI 2003 Senior Notes, the "HI Senior Notes"). Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable, in whole or in part, at any time by HI on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the HI Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008.

        On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "HI 2003 Senior Notes"). The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

  Senior Subordinated Notes (HI Subordinated Notes)

        HI also has outstanding $600 million and EURO 450 million 10.125% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Subordinated Notes are redeemable, in whole or in part, at any time by HI prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the HI Senior Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of December 31, 2003.

  Other Debt

        Included within other debt is debt associated with HI's China MDI project. In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. HI owns 70% (a consolidating interest) of one of the joint ventures with Shanghai Chlor-Alkali Chemical Company, Ltd. (the "Splitting JV").

        On September 19, 2003, the Splitting JV obtained secured financing for the construction of the production facilities. The Splitting JV obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding VAT payments in the amount of approximately $0.6 million. As of December 31, 2003, there was $5.0 million in total outstanding debt under the working capital facility. The interest rate on the working capital facility is LIBOR plus 48 basis points, and as of December 31, 2003 was 1.7%. The loans are secured by substantially all the assets of the venture and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to both HI and our Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by the Splitting JV under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the relevant joint venture has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

        Included within accounts payable, HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "European Overdraft Facility"). As of December 31, 2003, HI had approximately $7.5 million outstanding under the European Overdraft Facility. The European Overdraft Facility is used for daily working capital needs.

HIH Debt

  Senior Discount Notes and Senior Subordinated Discount Notes (Hih Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH is in compliance with the covenants of the HIH Discount Notes as of December 31, 2003.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007.

        The HIH Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. The modification of the terms resulted in a significant decrease in the present value of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001.

        As of December 31, 2003 and December 31, 2002, the HIH Senior Discount Notes included $191.9 million and $139.1 million of accrued interest, respectively. As of December 31, 2003 and December 31, 2002, the HIH Senior Subordinated Discount Notes included $112.3 million and $83.8 million of accrued interest, respectively, and $19.2 million and $40.2 million of discount, respectively.

        In connection with the Restructuring, on September 30, 2002, GOP contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of December 31, 2003, the HIH Senior Subordinated Discount Notes are held by HMP.

Scheduled Maturities

        The scheduled maturities of long-term debt by year at December 31, 2003 are as follows (dollars in millions):

Year ending December 31:
2004	$134.0
2005	45.1
2006	139.0
2007	1,637.3
2008	704.2
Thereafter	2,928.0

Total	$5,587.6

13.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company is exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, the Company enters into transactions, including transactions involving derivative instruments, to manage interest rate exposure, but does not currently hedge for movements in commodities or foreign exchange rates. The Company manages interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

Interest Rate Hedging

        As of December 31, 2003 and 2002, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	December 31, 2003	December 31, 2002
Pay fixed swaps
Notional amount	$447.5	$258.9
Fair value	(14.4)	(20.5)
Weighted average pay rate	5.49%	5.60%
Maturing	2004-2007	2003-2007
Interest rate collars
Notional amount	$150.0	$14.1
Fair value	(4.8)	—
Weighted average cap rate	7.00%	6.50%
Weighted average floor rate	6.25%	4.50%
Maturing	2004	2003

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        Interest rate contracts with a fair value of $19.2 million and $20.5 million were recorded as a component of other noncurrent liabilities as of December 31, 2003 and December 31, 2002, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $13.0 million and $6.2 million as of December 31, 2003 and $14.8 million and $5.7 million as of December 31, 2002. The changes in the fair value of cash flow hedges resulted in a $4.8 million decrease in interest expense and a $3.4 million increase in interest expense and a $12.4 million decrease and a $3.5 million increase in other comprehensive income for the year ended December 31, 2003 and 2002, respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $6.5 million decrease in expense and a $3.5 million increase in interest expense for the year ended December 31, 2003 and 2002, respectively.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of December 31, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 million to other current liabilities and an increase in inventory of $0.5 million.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $0.5 million and $0.3 million in other current assets and liabilities, respectively, as of December 31, 2003.

        During the year ended December 31, 2003, the Company recorded an increase of $3.0 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign exchange rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2003 and for the year ended December 31, 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign exchange rate hedging contracts were not material.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2003 and 2002 and for the year ended December 31, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced losses of approximately $68.1 million in other comprehensive income (loss) (foreign exchange translation adjustments) for the years ended December 31, 2003. As of December 31, 2003, there was a cumulative net loss of approximately $126.3 million.

14.   OPERATING LEASES

        The Company leases certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $38.4 million, $36.5 million and $50.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum lease payments under operating leases as of December 31, 2003 are as follows (dollars in millions):

Year ending December 31:
2004	$41.1
2005	36.0
2006	28.3
2007	24.8
2008	19.5
Thereafter	110.7

$260.4

15.   INCOME TAXES

        The following is a summary of domestic and international provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate (dollars in millions):

	December 31, 2003	December 31, 2002	December 31, 2001
Income tax expense (benefit):
Current
U.S. Federal	$7.5	$6.6	$—
U.S. State & Local	0.6	1.5	(0.4)
Foreign	23.9	0.4	—
Deferred
U.S. Federal	5.6	—	(170.2)
U.S. State & Local	—	—	(14.2)
Foreign	2.5	—	(0.1)

Total	$40.1	$8.5	$(184.9)

        The effective income tax rate reconciliation is as follows (dollars in millions):

	2003	2002	2001
Loss before income tax	$(208.1)	$(24.2)	$(1,027.6)

Expected benefit at U.S. statutory rate of 35%	$(72.8)	$(8.5)	$(359.7)
Change resulting from:
State taxes net of federal benefit	(3.3)	(0.7)	(30.8)
Minority interest in earnings (losses) of subsidiaries recorded net of income taxes	(25.7)	10.9	(5.0)
Loss of affiliates carried on the equity basis recorded net of income taxes	17.5	14.9	7.2
Cancellation of indebtedness income on debt to equity exchange	—	32.9	—
Disallowance of deductions in IRS examination	—	18.5	—
IRS exam interest	3.6	4.4	—
Non-deductible expenses and other	1.6	13.1	(5.2)
Income tax rate differential and other items of foreign consolidated subsidiaries	2.9	5.3	1.0
Change in valuation allowance, excluding beginning valuation allowance of $18.6 million of HIH	116.3	(82.3)	207.6

Total income tax expense (benefit)	$40.1	$8.5	$(184.9)

        The domestic and foreign components of (losses) earnings from continuing operations before taxes were as follows (dollars in millions):

	December 31, 2003	December 31, 2002	December 31, 2001
Income (Loss) before Income Taxes:
U.S.	$(121.1)	$(23.8)	$(1,022.4)
Non-U.S.	(87.0)	(0.4)	(5.2)

Total	$(208.1)	$(24.2)	$(1,027.6)

        Components of deferred income tax assets and liabilities are as follows (dollars in millions):

	December 31, 2003	December 31, 2002
Deferred income tax assets:
Net operating loss carryforward	$754.9	$420.7
Employee benefits	10.0	53.0
Alternative minimum tax carryforward	36.9	35.0
Intangible assets	30.8	26.1
Other	52.8	50.9

Total	885.4	585.7

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(696.3)	(308.6)
Inventory costing	(15.9)	(24.7)
Basis difference in investment in HIH	(144.5)	(112.9)

Total	(856.7)	(446.2)

Net deferred tax asset before valuation allowance	28.7	139.5
Valuation allowance:
Operations	(260.2)	(125.3)
Other comprehensive income	(2.8)	(14.2)

Net deferred tax liability	$(234.3)	$(0.0)

Current tax asset	$3.0	$13.0
Current tax liability	(14.5)	—
Non-current tax asset	12.0	—
Non-current tax liability	(234.8)	(13.0)

Total	$(234.3)	$—

        As of December 31, 2003 and 2002, the Company has U.S. Federal net operating loss carryforwards ("NOLs") of approximately $1,285 million and $1,107 million, respectively. The NOLs begin to expire in 2018 and fully expire in 2023. The Company also has NOLs of approximately $827 million in various foreign jurisdictions. While the majority of the foreign NOLs have no expiration date, $47.2 million have a limited life and begin to expire in 2006.

        The Company has a valuation allowance against its entire domestic and a portion of its foreign net deferred tax assets. If the valuation allowance is reversed, substantially all of the benefit will be allocated to the income tax provision on the income statement, while $3.2 million of the benefit will be used to reduce goodwill. Included in the deferred tax assets at December 31, 2003 and 2002 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity, if and when realized, after the other tax deductions in the carryforwards have been realized.

        The Company believes that, as of May 9, 2003, it has undergone an "ownership change" (for purposes of Section 382 of the Internal Revenue Code). The Company's use of its NOLs is limited in tax periods following the date of the "ownership change". The amount of any such limitation and its effect on the Company is affected by numerous issues, including but not limited to the value of the Company's equity at certain dates, the amount and timing of future taxable income and loss, and the amount of "built-in" income items of the Company. Based upon the existence of significant "built-in"

income items, the resulting effect of this "ownership change" on the Company's ability to utilize its NOLs is not anticipated to be material.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. In consideration of the Company's structure, upon distribution of these earnings, certain of the Company's subsidiaries would be subject to both income taxes and withholding taxes in the various international jurisdictions. It is not practical to estimate the amount of taxes that might be payable upon such distributions.

        The Company no longer accounts for HIH using the equity method of accounting, effective May 1, 2003 HIH's results of operations are consolidated with the Company's results of operations, with HMP's 40% interest in HIH recorded as a minority interest. For purposes of computing the Company's investment basis difference in HIH, the net financial statement investment in HIH is compared with the net tax basis in HIH, which is treated as a partnership for tax purposes, to determine the net deferred tax liability at the end of each reporting period.

16.   OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (dollars in millions):

	December 31, 2003		May 1, 2003	December 31, 2002		December 31, 2001		2001
	Accumulated Income (Loss)	Income (Loss)	Accumulated Income (Loss)	Accumulated Income (Loss)	Income (Loss)	Accumulated Income (Loss)	Income (Loss)	Accumulated Income (Loss)
Foreign currency translation adjustments	$171.2	$196.3	$(13.2)	$(11.9)	$(8.5)	$(3.4)	$(2.0)	$(1.4)
Unrealized loss on nonqualified plan investments	0.6	0.6	—	—	—	—	(2.1)	2.1
Unrealized loss on derivative instruments	(14.6)	13.9	(13.2)	(15.3)	(5.9)	(9.4)	(9.4)	—
Cumulative effect of accounting change	(1.1)	—	(1.1)
Minimum pension liability, net of tax of $29.5 million and zero as of December 31, 2003 and 2002, respectively	(95.2)	14.3	(87.5)	(22.0)	(17.2)	(4.8)	(0.8)	(4.0)
Minimum pension liability unconsolidated affiliate	(5.6)	(0.2)	(5.4)
Unrealized loss on securities	0.5	3.3	(2.8)
Other comprehensive income (loss) of minority interest	(28.3)	(77.6)	49.3	—	—	—	—	(64.5)
Other comprehensive income (loss) of unconsolidated affiliates	9.3	17.0	73.9	(81.6)	42.1	(123.7)	(59.2)	(64.5)

Total	$36.8	$167.6	$—	$(130.8)	$10.5	$(141.3)	$(73.5)	$(132.3)

        Except as provided in the following sentence, there has been no income tax effect of entries to other comprehensive income. The amounts of minimum pension liability of HIH as of May 1, 2003 and other comprehensive income for the year ended December 31, 2003 are net of income taxes of $37.7 million and $8.2 million, respectively.

17.   STOCKHOLDERS' AND MEMBER'S EQUITY

        Effective September 9, 2002, the holders of the preferred and common shares in the Company exchanged their shares for units of membership interest. On September 30, 2002, in connection with the Restructuring, the holders of the units of membership interest contributed their equity units in the Company and its subsidiaries to a newly established holding company, Huntsman Holdings. See "Note 1—General—Company." As a result, the Company is now an indirect wholly-owned subsidiary of Huntsman Holdings. Because the exchange transactions were between related entities, the exchange of Company units for Huntsman Holdings units was recorded at the historical carrying values.

        Prior to September 9, 2002, the Company had outstanding four classes of preferred stock. The liquidation preference for the shares of $1,000 plus accrued dividends, whether or not declared. Dividends range from 8% to 20%. At December 31, 2001, dividends in arrears totaled to $39.1 million. Effective with the conversion to a limited liability corporation, the preferred shares were exchanged for units of membership interest.

18.   EMPLOYEE BENEFIT PLANS

Defined Benefit and Other Postretirement Benefit Plans

        The Company sponsors two noncontributory defined benefit pension plans covering substantially all of its domestic employees and a supplemental executive retirement plan, a non-contributory defined benefit plan covering certain key executives. The Company funds the actuarially computed retirement cost accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        The Company also sponsors two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. In 2003, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 10% decreasing to 5% after 2007. If the health care cost trend rate assumptions were increased by 1%, the postretirement benefit obligation as of December 31, 2003 would be increased by $10.6 million. The effect of this change on the sum of the service cost and interest cost would be an increase of $1.3 million. If the health care cost trend rate assumptions were decreased by 1%, the postretirement benefit obligation as of December 31, 2003 would be decreased by $9.3 million. The effect of this change on the sum of the service cost and interest cost would be a decrease of $1.1 million.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 (dollars in millions):

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2003		2002	2003		2002
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$337.3	$—	$305.3	$111.4	$—	$101.6
Service cost	13.1	24.0	10.5	3.1	—	2.6
Interest cost	24.7	41.5	21.8	7.9	0.2	7.2
Participant contributions	—	1.7	—	—	—	—
Plan amendments	0.1	0.2	0.2	(16.8)	—	(0.4)
Acquisition of HI	45.0	1,154.7	—	9.1	3.4	—
Exchange rate changes	—	143.1	—	—	0.5	—
Settlements/transfers	—	0.1	—	—	—	—
Other	—	17.9	—	—	0.4	—
Curtailments	—	(1.3)	—	—	—	—
Special termination benefits	—	6.6	—	—	—	—
Actuarial (gain)/loss	36.6	28.2	15.8	24.5	0.1	10.5
Benefits paid	(19.9)	(27.2)	(16.3)	(8.1)	(0.3)	(10.1)

Benefit obligation at end of year	$436.9	$1,389.5	$337.3	$131.1	$4.3	$111.4

Change in plan assets
Fair value of plan assets at beginning of year	$159.6	$—	$182.6	$—	$—	$—
Actual return on plan assets	45.9	84.0	(15.5)	—
Exchange rate changes	—	120.3	—	—	—	—
Acquisition of HI	—	946.5	—	—	—	—
Participant contributions	—	1.7	—	—	—	—
Other	—	11.8	—	—	—	—
Administrative expenses	—	(0.7)	—	—	—	—
Company contributions	21.2	24.2	8.8	8.1	0.3	10.1
Settlements/Transfers	24.4	2.0	—	—	—	—
Benefits paid	(19.9)	(27.2)	(16.3)	(8.1)	(0.3)	(10.1)

Fair value of plan assets at end of year	$231.2	$1,162.6	$159.6	$—	$—	$—

Funded status
Funded status	$(205.7)	$(226.8)	$(174.1)	$(131.2)	$(4.2)	$(111.4)
Unrecognized net actuarial (gain)/loss	5.0	426.3	73.3	74.8	1.1	51.2
Unrecognized prior service cost	7.5	6.4	8.4	(19.7)	—	(2.1)
Unrecognized net transition obligation	95.0	3.9	6.1	—	0.4	0.4

Accrued benefit (liability) asset	$(98.2)	$209.8	$(86.3)	$(76.1)	$(2.7)	$(61.9)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(133.4)	$(134.4)	$(122.8)	$(76.1)	$(2.7)	$(61.9)
Prepaid pension cost	13.3	241.1	14.5	—	—	—
Accumulated other comprehensive income	21.9	103.1	22.0	—	—	—

Accrued benefit (liability) asset	$(98.2)	$209.8	$(86.3)	$(76.1)	$(2.7)	$(61.9)

        Components of the net periodic benefit costs for the years ended December 31, 2003, 2002 and 2001 are as follows (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	U.S. Plans			Non U.S. Plans	U.S. Plans			Non U.S. Plans
	2003	2002	2001	2003	2003	2002	2001	2003
Service cost	$13.1	$10.5	$12.7	$24.0	$3.1	$2.6	$2.5	$
Interest cost	24.7	21.8	21.1	41.5	7.9	7.2	5.8	0.2
Expected return on assets	(17.1)	(15.5)	(16.9)	(43.7)	0.0	0.0	0.0	0.0
Amortization of transition obligation	1.1	1.1	1.1	0.6	(0.3)	0.1	0.1	0.0
Amortization of prior service cost	0.9	0.9	1.1	0.4	2.8	(0.2)	(0.2)	0.0
Amortization of actuarial (gain)/loss	0.9	0.4	0.2	15.1	0.0	2.0	0.8	0.1

Net periodic benefit cost	$23.6	$19.2	$19.3	$37.9	$13.5	$11.7	$9.0	$0.3

        The following assumptions were used in the above calculations:

	Defined Benefit Plans				Other Postretirement Benefit Plans
	U.S. Plans			Non U.S. Plans	U.S. Plans			Non U.S. Plans
	2003	2002	2001	2003	2003	2002	2001	2003
Weighted-average assumptions as of December 31:
Discount rate	6.75%	6.75%	7.25%	5.49%	6.00%	6.75%	7.25%	6.25%
Expected return on plan assets	8.25%	8.25%	9.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	3.76%	4.00%	4.00%	4.00%	3.76%

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. Plans
			Non U.S. Plans 2003
	2003	2002
Projected benefit obligation	$436.9	$305.3	$1,389.5
Accumulated benefit obligation	364.0	282.3	1,142.2
Fair value of plan assets	231.2	159.6	1,162.6

        Expected future contributions and benefit payments are as follows for the U.S. plans (dollars in millions):

	Defined Benefit Plans	Other Postretirement Benefit Plans
2004 expected employer contributions:
To plan trusts	$22.5	$
To plan participants	3.8		9.4
Expected benefit payments:
2004	18.6		9.4
2005	19.0		9.5
2006	19.5		9.5
2007	20.6		9.4
2008	21.5		9.1
2009-2013	136.4		44.5

        The asset allocation for the Company's U.S. pension plans at the end of 2003 and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $257.8 million at the end of 2003. The expected long term rate of return on these assets was 8.25% in 2003.

Asset Category	Target Allocation 2004	Allocation at December 31, 2003
Large Cap Equities	20-40%	28%
Small/Mid Cap Equities	15-25%	21%
International Equities	10-20%	15%
Fixed Income/Real Estate	10-30%	24%
Cash	0-10%	12%

Total		100%

        Equity securities in the Company's U.S. pension plan did not include any equity securities of the Company or its affiliates at the end of 2003.

        The Company's pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. The company's strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations.

Defined Contribution Plans

        The Company has a money purchase pension plan covering substantially all of its domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        The Company also has a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Company contributes an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2003, 2002 and 2001 was approximately $12.8 million, $11.9 million and $12.5 million, respectively.

Equity Deferral Plan

        Effective July 1, 1999, the Company adopted the Huntsman Equity Deferral Plan (the "Equity Plan"). Under the terms of the Equity Plan, selected officers and key employees had a portion of their compensation deferred and contributed that deferred compensation to the Equity Plan.

        For each $1 which was contributed to the Equity Plan, the Company credited an additional $0.50 to the account of the contributing plan participant. Plan participants deferred up to 50% of salary and up to 100% of bonus, up to a maximum of $250,000. The amounts contributed to the Equity Plan were considered invested in phantom shares of Company stock. After participating in the Equity Plan for a period of eight years, the participant could have elected to have all or a portion of accumulated Equity Plan credits paid in cash or credited to another salary deferred plan adopted by the Company. Amounts credited by the Company to a participant's Equity Plan account under the $0.50 matching provision became vested to the participant five years from the date of each matching contribution.

        During 2001, the Equity Plan was liquidated and accounts were paid out to those employees participating in the Plan.

Supplemental Salary Deferral Plan and Supplemental Executive Retirement Plan

        Effective September 27, 2001, the Company terminated the Huntsman Supplemental Salary Deferral Plan ("SSDP"), a non-qualified deferred compensation plan, and paid out the amounts which participants were entitled to receive under the terms of the plan. The Company also amended the portion of the Huntsman Supplemental Executive Retirement Plan ("SERP") related to the Huntsman Money Purchase Pension Plan to provide for the payout to participants of amounts participants were entitled to receive under that portion of the SERP.

        Effective January 1, 2003, the Company created the Huntsman Supplemental Savings Plan ("SSP"). This is a non-qualified plan covering key management employees of Huntsman LLC and its participating affiliates. This plan allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 50% of their salary and up to 82% of their bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year.

        During the year ended December 31, 2003, the Company expensed $1.1 million for the SSP and the SERP. During the year ended December 31, 2002, the Company expensed $0.4 million for the SERP. The net amount of income recorded for the year ended December 31, 2001 for the Equity Plan, the SSDP and the SERP, which primarily related to the plan payouts, was $3.2 million.

Equity Appreciation Rights Plan

        Under the terms of the Equity Appreciation Rights Plan, the Company grants equity appreciation rights ("EARs") to key management employees. The EARs vest at a rate of 25% per year, beginning with the first anniversary of the date of grant and can be exercised anytime within ten years of the date of grant. During the year ended December 31, 2001, 1,065,700 EARs were granted to employees. No awards were granted during the years ended December 31, 2002 or 2003. The EARs entitle the employees to receive an amount equal to the increase in the value of a phantom share of Company stock since the date of the grant multiplied by the number of rights granted. There is no right under the EARs to receive any form of stock or equity interest in the Company or any other entity. Compensation expense is recorded for the increase in the value of the rights. No compensation expense was recorded for the years ended December 31, 2003, 2002 or 2001.

        The Company is reviewing possible alternative incentive compensation programs and may allow selected participants to exchange EARs for rights in an alternative program.

International Plans

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

19.   RELATED PARTY TRANSACTIONS

        The accompanying consolidated financial statements of the Company include the following balances not otherwise disclosed with affiliates of the Company (dollars in millions):

	December 31, 2003		December 31, 2002
Trade receivables:
HIH	$		$31.7
Other unconsolidated affiliates		11.5	0.3
Other receivables:
HIH		—	15.4
AdMat		1.9	—
Other unconsolidated affiliates		—	0.7
Trade accounts payable
HIH		—	12.0
Other accounts payable
HIH		—	4.3
Other unconsolidated affiliates		25.2	—

        The Company shares services and resources with HIH and its subsidiaries. In accordance with various agreements with HIH, the Company provides management and operating services and supplies certain raw materials. The accompanying consolidated financial statements of the Company include the following transactions not otherwise disclosed with affiliates, officers and employees of the Company (dollars in millions):

	December 31, 2003	December 31, 2002	December 31, 2001
Sales to:
HIH	$76.3	$162.1	$163.3
AdMat	3.0
Other unconsolidated affiliates	16.6	4.1	17.0
Other income from—
Other unconsolidated affiliates	—	—	5.8
Inventory purchases from—
HIH	53.0	57.7	73.8
Other unconsolidated affiliates	261.4	—	—
Operating expenses allocated (to)/from:
HIH	(22.3)	(64.5)	(54.2)
AdMat	(0.8)
Other affiliates	—	2.4	0.8

20.   COMMITMENTS AND CONTINGENCIES

        The Company has various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchases volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $46 million annually through 2013, decreasing to approximately $33 million through 2017. Historically, the Company has not made any minimum payments under its take or pay contracts.

        The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnifications, none of such litigation is material to the Company's financial condition or results of operations.

21.   FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars In Millions)
Non-qualified employee benefit plan investments	$2.7	$2.7	$0.1	$0.1
Long-term debt	5,587.6	5,696.9	1,736.1	1,688.6

Long-Term Debt

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

Other Financial Instruments

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

22.   ENVIRONMENTAL MATTERS

General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, its production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that capital expenditures for environmental and safety matters during 2004 will be approximately $74.8 million for Huntsman LLC and approximately $39.7 million for

HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. A total of approximately $34.9 million has been accrued related to environmental related liabilities as of December 31, 2003, including approximately $17.5 million related to the Huntsman LLC restricted group and $17.4 million related to HI. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that its future environmental liabilities will not be material to the Company.

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

        The Company and the Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) settled outstanding allegations of environmental regulatory violations at the Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around the Company's C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the Company's joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause us to incur costs that could be material.

        The Company and the State of Texas settled an air enforcement case relating to its Port Arthur plant on May 13, 2003. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus far, the Company has paid $850,000 toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on the Company's financial position.

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

        The Company has been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 43 asbestos exposure cases pending against the Company. Among the cases currently pending, management is aware of one claim of mesothelioma. The Company does not have sufficient information at the present time to estimate any liability in these cases. Although the Company cannot provide specific assurances, based on its understanding of similar cases, management believes that its ultimate liability in these cases will not be material to its financial position or results of operations.

        On December 11, 2002, the U.S. Fifth Circuit Court of Appeals reversed approval by the EPA of the Beaumont-Port Arthur ("BPA") State Implementation Plan thereby forcing EPA to revise the attainment status of BPA. EPA has announced, but not formally proposed, that they will designate the area as in "serious" non-attainment. This change may, but is not likely to, require additional controls and/or work practices to meet the yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. The Company cannot predict the outcome of the EPA assessment but believes that any additional capital required above the existing operating plans of its plants in Port Arthur and Port Neches, Texas, will not be material.

        On June 27, 2003, the Company received a Notice of Enforcement from the TCEQ with respect to its aromatics and olefins plant in Port Arthur, Texas for alleged violations identified by the agency during an April 2003 air quality inspection. No penalty demand has yet been made by the TCEQ, although a penalty is possible.

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

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes that it did not own the tanks; however, it did own the acid in the tanks. The U.K. Environment Agency ("EA") is conducting an investigation that could result in a prosecution being initiated. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which the Company is complying. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, it believes that, if any charges are brought or additional corrective action orders issued and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        During 2002 and 2003, the Company voluntarily removed filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to one of the Company's subsidiaries. Under an agreement with Almagrera, the subsidiary had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant in 2001, a large quantity of stored filter salts was found on its premises, far from its normal warehouse. The Company spent $2.2 million to remove and dispose of the salts. The project has been completed.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, The Rohm and Haas Company, Rhodia S.A. and Dow Chemical, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By a Notice of Enforcement letter dated March 6, 2003, the Company was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to the Texas Clean Air Act requirements were cited. After extensive communications with the TCEQ regarding the validity of the allegations, the TCEQ determined that the imposition of penalties was inappropriate. This matter has been dropped.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., the Company has submitted several applications and, very recently, negotiated and received its first IPPC permits. Based upon the terms of these permits, the Company does not anticipate that it will have to make material capital expenditures to comply. Other IPPC permits are under review by the U.K. Environment Agency. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to the Company's operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply.

        With respect to the Company's facilities in other EU jurisdictions, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. Accordingly, while the Company expects to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time it is unable to determine whether or not these costs will be material. Accordingly, the Company cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        The Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which the Company may have disposed of waste or other materials. Similarly the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of the businesses. Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where the Company disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, it may, under some circumstances, be required to remediate contamination at or from its properties regardless of when the contamination occurred. For example, the Company's Odessa and Port Neches facilities in Texas both are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, the Company does not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on the Company.

        By letter dated February 27, 2004, the U.S. Forest Service provided notice to the Company that it is considered to be a potentially responsible party ("PRP") under the federal Superfund law for the release of hazardous substances at the North Maybe Mine, located about 13 miles northeast of Soda Springs, Idaho. The mining site includes an inactive open pit phosphorus mine, associated overburden piles and affected downstream lands. The Company has been identified as a PRP because Huntsman Polymers is viewed by the Forest Service as the successor to El Paso Products Company, which is alleged to have leased the site from 1964-1972 and mined the site from 1965-1967. In its letter, the Forest Service requests that the Company "participate in the development and funding of a Site Investigation (SI) and Engineering Evaluation/Cost Analysis (EE/CA) under an Administrative Order of Consent (AOC)." The Forest Service further indicates that the Company is to give notice to the Forest Service within 15 days of the date of the letter whether it is willing to negotiate an AOC. The Company is currently evaluating its options.

        By letter of March 8, 2004, Kraft Foods Inc. ("Kraft") notified the Company that "Rexene Polyolefins, a Division of Dart Industries, Inc." had been included among about 90 corporate defendants in a private lawsuit seeking damages from former users of the Malone Services hazardous waste disposal facility in Texas City, Texas. The plaintiffs are the current owners of the site; they purchased the site out of bankruptcy in 1999 to operate it as a hazardous waste site. They complain that they are now unable to do so because it has been declared a Superfund site. Kraft is the successor in interest to Dart Industries, Inc. ("Dart"). Dart was a joint venturer with El Paso Products Company in Rexene Polyolefins ("Rexene") which, for a period of years, operated a plant in Bayport, Texas. That plant was sold to Lyondell Chemical Company in 1990. From a preliminary review of EPA records, Kraft indicates that Rexene shipped waste to the Malone Services site from September 1976 to November 1980; EPA estimates Rexene's volumetric percentage for waste shipped to the site as 0.37893%. Kraft is seeking a joint cost-sharing arrangement with the Company regarding this case. The Company already has a 50/50 cost-sharing arrangement with Kraft regarding the Turtle Bayou Superfund site. Waste shipped prior to August 31, 1979, is potentially subject to a 50/50 arrangement with Kraft. The Company is evaluating the documentary evidence and will respond to Kraft's letter in due course. It is currently unclear what the potential liability for the Company might be in this matter.

        In addition, the Company has been notified by third parties of claims against the Company or its subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites), Fort Gratiot Sanitary Landfill near Marysville, Michigan (an off-site disposal location), Star Lake Superfund Site, Texas (located near the Port Neches facility) and the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged OCB-handling site). With respect to the first five matters, which are under investigation, the Company is unable to determine whether such liabilities may be material to the Company because the Company does not have information sufficient to evaluate these claims. With respect to the final four matters, based on current information and its past experience, the Company does not believe such matters will have a material adverse effect on the Company.

        Based upon currently available information, the Company does not anticipate that any of the potential liabilities referenced above will materially adversely affect its financial position or results of operations.

MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        Bills have been introduced in the U.S. Congress to curtail or eliminate the oxygenated fuels requirements in the Clean Air Act, or curtail MTBE use. To date, no such legislation has become law, but such legislation is being considered by Congress and could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

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

REACH Developments

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in stages over the next decade. The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to the Company.

23.   OTHER INCOME (EXPENSE)

        Other income (expense) is comprised of the following significant items (dollars in millions):

	December 31, 2003	December 31, 2002	December 31, 2001
Insurance settlement proceeds in excess of book value of equipment	$—	$—	$6.0
Loss on sale of non-qualified plan securities	—	—	(4.2)
Loss on sale of exchangeable preferred stock	—	—	(7.0)
Loss on early extinguishment of debt	—	(6.7)	(1.1)
Dividend on exchangeable preferred stock	—	—	5.8
Other	(0.9)	(0.9)	1.1

Total	$—	$(7.6)	$0.6

24.   OPERATING SEGMENT INFORMATION

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has five reportable operating segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices (dollars in millions).

	Year Ended December 31, 2003(3)	Year Ended December 31, 2002	Year Ended December 31, 2001
Net Sales:
Polyurethanes	$1,562.4	$—	$—
Performance Products	1,507.7	1,028.2	1,077.6
Polymers	1,155.5	840.2	820.6
Pigments	678.9	—	—
Base Chemicals	2,152.7	996.2	1,051.3
Eliminations	(489.4)	(203.6)	(192.1)

Total	$6,567.8	$2,661.0	$2,757.4

Segment EBITDA(1)
Polyurethanes	$176.0	$—	$—
Performance Products	125.7	164.4	127.7
Polymers	80.8	74.7	(550.6)
Pigments	64.7	—	—
Base Chemicals	40.7	44.7	63.1
Corporate and other (2) (4)	14.6	(132.3)	(231.1)

Total	$502.5	$151.5	$(590.9)

Segment EBITDA(1)	$502.5	$151.5	$(590.9)
Interest income (expense), net	(391.8)	(192.7)	(239.3)
Income tax benefit (expense)	(40.1)	(8.5)	184.9
Cumulative effect of accounting change	—	169.7	0.1
Depreciation and amortization	(318.8)	(152.7)	(197.5)

Net income (loss)	$(248.2)	$(32.7)	$(842.7)

Depreciation and Amortization:
Polyurethanes	$96.0	$—	$—
Performance Products	53.7	68.9	68.3
Polymers	51.4	45.7	87.5
Pigments	44.2	—	—
Base Chemicals	60.8	46.7	48.2
Corporate and other(2)	12.7	(8.6)	(6.5)

Total	$318.8	$152.7	$197.5

Capital Expenditures:
Polyurethanes	$25.6	$—	$—
Performance Products	40.6	26.5	34.1
Polymers	25.9	18.3	21.0
Pigments	42.4	—	—
Base Chemicals	39.0	15.5	18.5
Corporate and other(2)	11.7	9.9	2.8

Total	$185.2	$70.2	$76.4

Total Assets:
Polyurethanes	$3,733.9	$—	$—
Performance Products	1,085.6	694.3	794.1
Polymers	776.2	786.5	775.5
Pigments	1,554.5	—	—
Base Chemicals	1,676.0	453.8	449.4
Corporate and other (2)	3,623.7	521.8	288.8
Eliminations	(4,735.0)	0.0	0.0

Total	$7,714.9	$2,456.4	$2,307.8

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to May 2003, the Company accounted for its investment in HIH on the equity method of accounting due to the significant participating rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of HMP's 100% direct and indirect ownership of HIH and the resulting termination of ICI's participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, HIH is no longer accounted for by the Company under the equity method of accounting, and effective May 1, 2003 HIH is consolidated with the results of the Company and HMP's 40% interest is recorded as a minority interest in the accounts of the Company. This change has resulted in changes in the Company's operating segments. Previously, the Company reported its operations through three principal operating segments: Performance Products, Polymers and Base Chemicals. With the consolidation of HIH, the Company now reports its operations through five segments: Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals.

(4)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

	December 31,
	2003	2002	2001
By Geographic Area
Net sales:
United States	$4,112.7	$2,491.5	$2,573.8
United Kingdom	1,264.0	8.1	8.6
Netherlands	690.4	—	—
Other nations	500.7	161.4	195.0

Total	$6,567.8	$2,661.0	$2,757.4

Long-lived assets(1):
United States	$2,059.1	$1,197.6	$1,300.8
United Kingdom	1,139.8	8.1	6.7
Netherlands	410.6	—	—
Other nations	962.6	81.5	47.3

Total	$4,572.1	$1,287.2	$1,354.8

(1)
Long lived assets are made up of property, plant and equipment.

25.   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        In March 2004, the Company's management discovered that HI had inappropriately calculated foreign exchange gains and losses with respect to its accounts receivable securitization program and had incorrectly classified the foreign exchange gains and losses on securitized receivables denominated in foreign currency in its statements of operations for each of the first three quarters of 2003. As a result, the Company has restated its financial statements for each of the first three quarters of 2003 to correct its accounting and classification of foreign exchange gains and losses related to HI's accounts receivable securitization program. A summary of the significant effects of this restatement is included below (dollars in millions):

	Three Months Ended
							Nine Months Ended September 30, 2003
	March 31, 2003		June 30, 2003		September 30, 2003				December 31, 2003	Year Ended December 31, 2003
Revenues	$831.8		$1,577.2		$2,044.9		$4,453.9		$2,113.9	$6,567.8
Gross profit	40.6		161.1		189.4		391.1		216.9	608.0
Operating income:
—as previously presented	0.2	*	32.6	*	46.3	*	79.1	*	N/A	N/A
—as restated	0.2		65.2		49.2		114.6		58.7	173.3
Net income (loss):
—as previously presented	(79.0	)*	(60.2	)*	(60.6	)*	(199.8	)*	N/A	N/A
—as restated	(68.3)		(52.8)		(56.8)		(177.9)		(70.3)	(248.2)

*
The Company filed financial statements for the nine months ended September 30, 2003 in connection with the Company's exchange offer on the 2003 Secured Notes on Form S-4/A. These amounts have not been previously filed; however, results for 2003 have been presented on the Company's website.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Year Ended December 31, 2002
Revenues	$588.2	$684.6	$691.8	$696.4	$2,661.0
Gross profit	53.4	75.6	72.5	38.5	240.0
Operating income (loss)	13.6	37.1	28.4	(12.8)	66.3
Net income (loss)	121.0	(32.7)	(59.9)	(61.1)	(32.7)
	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	Year Ended December 31, 2001
Revenues	$789.1	$741.7	$650.7	$575.9	$2,757.4
Gross profit (loss)	(11.6)	2.5	9.2	90.7	90.8
Operating loss	(59.0)	(74.6)	(207.0)	(368.8)	(709.4)
Net loss	(75.6)	(80.2)	(169.8)	(517.1)	(842.7)

        During fourth quarter 2003, fourth quarter 2002, and third quarter 2001, the Company incurred $37.9 million cost, $1.0 million credit and $588.5 million cost, respectively, of restructuring, plant closing, and asset impairment costs, respectively. See, "Note 10—Restructuring and Plant Closing Costs."

        During the first quarter of 2002, the Company recorded $169.7 million of income as a cumulative effect of an accounting change. This accounting change resulted from increasing the carrying value of the investment in HIH to reflect the proportionate share of the underlying net assets as required by SFAS No. 141.

26.   RESTATEMENTS

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, the Company determined to reclassify certain amounts in its consolidated statements of cash flows for the year ended December 31, 2003, to accurately reflect the effects of foreign currency exchange gains and losses, and investments in unconsolidated affiliates. As a result, the Company restated its consolidated statements of cash flows for the year ended December 31, 2003. There was no change to the line "Cash or Cash Equivalents" due to this restatement. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Year ended December 31, 2003
Affected Cash Flow Statement Item	As previously reported	As restated
Net cash provided by operating activities	$160.0	$215.6
Effect of exchange rate changes on cash	62.7	7.1

27.   SUBSEQUENT EVENTS

Litigation

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

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts HI believes are due to it. The court found in favor of the insurers, but HI has lodged an application for leave to appeal that decision. HI does not expect the application to be determined before the end of 2004.

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

Restructuring and Plant Closing Costs

        During the nine months ended September 30, 2004, the Company recorded additional restructuring and plant closing costs of $202.4 million, of which $93.4 million represents non-cash charges for asset impairments and write-downs.

        In addition, on October 27, 2004, the Company adopted a plan to rationalize the Whitehaven, U.K., surfactants operations of our Performance Products segment. In connection with the rationalization of the Whitehaven facility, the Company expects to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004.

28.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

        The following are consolidating condensed financial statements which present, in separate columns: the Company carrying it investments in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investments in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001. There are no restrictions limiting transfers of cash from guarantor to non-guarantor subsidiaries to the Company. The combined Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed $455.4 million of the 2003 Secured Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

        The Guarantor financial statements as of and for the year ended December 31, 2002 have been restated to properly present minority interest. As this restatement is related to minority interest held by the Parent within the Huntsman LLC consolidated group, there is no impact on the Huntsman LLC consolidated financial statements. The impact on the restatement is as follows:

	Guarantors		Eliminations
	As Reported	As Restated	As Reported	As Restated
For the year ended December 31, 2002:
Minority interest in subsidiaries' income (loss)	$(0.7)	$12.0	$(28.1)	$(40.8)
Other comprehensive income (loss)	25.6	26.1	(11.2)	(11.7)
As of December 31, 2002:
Minority Interest in consolidated subsidiaries	—	57.3	—	(57.3)
Subsidiary common stock	280.6	274.8	(397.0)	(391.2)
Accumulated Deficit	(424.5)	(476.5)	438.0	490.0
Accumulated other comprehensive loss	(104.3)	(103.8)	125.7	125.2

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

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2002

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$6.1	$1.2	$15.0	$—	$22.3
Restricted cash	0.2	8.9	—	—	9.1
Receivables-net	(45.0)	402.9	25.9	12.4	396.2
Inventories	35.2	218.0	44.9	—	298.1
Prepaid expenses	1.7	25.8	0.2	—	27.7
Deferred income taxes	2.7	9.1	1.2	—	13.0
Other current assets	—	0.5	1.7	—	2.2

Total current assets	0.9	666.4	88.9	12.4	768.6
Property, plant and equipment, net	106.0	1,084.3	96.9	—	1,287.2
Investment in unconsolidated affiliates	(402.9)	509.7	33.3	98.4	238.5
Advances to subsidiaries	2,000.5	10.4	5.3	(2,016.2)	—
Intangible assets, net	2.7	11.6	29.4	(4.1)	39.6
Goodwill	—	3.3	—	—	3.3
Other noncurrent assets	30.0	74.3	14.9	—	119.2

Total assets	$1,737.2	$2,360.0	$268.7	$(1,909.5)	$2,456.4

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$18.3	$174.9	$33.1	$—	$226.3
Accounts payable-affiliates	1.7	0.1	2.1	12.4	16.3
Accrued liabilities	74.3	123.2	2.8	—	200.3
Current portion of long-term debt	15.4	1.1	47.3	—	63.8

Total current liabilities	109.7	299.3	85.3	12.4	506.7
Long-term debt	1,495.3	2,093.2	99.9	(2,016.1)	1,672.3
Other noncurrent liabilities	99.4	133.9	1.0	—	234.3
Deferred income taxes	2.7	9.3	1.0	—	13.0

Total liabilities	1,707.1	2,535.7	187.2	(2,003.7)	2,426.3

Minority interest in consolidated subsidiaries	—	57.3	—	(57.3)	—

Member's equity (deficit:)
Member's equity	1,095.2	—	—	—	1,095.2
Subsidiary preferred stock	—	72.5	—	(72.5)	—
Subsidiary common stock	—	274.8	116.4	(391.2)	—
Accumulated deficit	(934.3)	(476.5)	(13.5)	490.0	(934.3)
Accumulated other comprehensive loss	(130.8)	(103.8)	(21.4)	125.2	(130.8)

Total member's equity (deficit)	30.1	(233.0)	81.5	151.5	30.1

Total liabilities and member's equity (deficit)	$1,737.2	$2,360.0	$268.7	$(1,909.5)	$2,456.4

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$321.5	$2,347.0	$3,803.9	$—	$6,472.4
Related party sales	1.5	245.0	77.9	(229.0)	95.4
Expenses billed to subsidiaries	29.2	4.8	—	(34.0)	—

Total revenues	352.2	2,596.8	3,881.8	(263.0)	6,567.8
Cost of goods sold	286.2	2,443.4	3,448.1	(217.9)	5,959.8

Gross profit	66.0	153.4	433.7	(45.1)	608.0
Selling, general and administrative	38.3	117.7	273.8	(42.8)	387.0
Research and development	—	19.6	35.2	—	54.8
Other operating income	(2.5)	(9.1)	(33.4)	—	(45.0)
Restructuring and plant closing costs (credits)	—	(1.5)	39.4	—	37.9

Operating income	30.2	26.7	118.7	(2.3)	173.3
Interest expense, net	(1.1)	(138.2)	(252.5)	—	(391.8)
Other income (expense)	(3.1)	6.7	(0.5)	(3.1)	—
Loss on accounts receivable securitization program	—	—	(20.4)	—	(20.4)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	(273.6)	(145.8)	2.2	380.4	(36.8)

Loss before income taxes, minority interest	(247.6)	(250.6)	(152.5)	375.0	(275.7)
Income tax expense	0.6	12.6	26.9	—	40.1

Loss before income taxes, minority interest and cumulative effect of accounting change	(248.2)	(263.2)	(179.4)	(5.4)	(315.8)
Minority interest in subsidiaries' loss	—	(2.1)	—	69.7	67.6
Cumulative affect of accounting change	—	—	—	—	—

Net loss	(248.2)	(265.3)	(179.4)	444.7	(248.2)
Other comprehensive income	167.6	145.1	89.5	(234.6)	167.6

Comprehensive loss	(80.6)	(120.2)	(89.9)	210.1	(80.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent Company	Guarantors as restated	Non- Guarantors	Eliminations as restated	Consolidated Huntsman LLC
Revenues:
Trade sales	$608.7	$1,690.3	$195.8	$—	$2,494.8
Related party sales	—	565.0	31.4	(430.2)	166.2
Expenses billed to subsidiaries	60.0	—	—	(60.0)	—

Total revenues	668.7	2,255.3	227.2	(490.2)	2,661.0
Cost of goods sold	589.4	2,056.3	205.0	(429.7)	2,421.0

Gross profit	79.3	199.0	22.2	(60.5)	240.0
Selling, general and administrative	61.6	137.6	12.7	(60.0)	151.9
Research and development	—	20.7	3.1	—	23.8
Other operating expense (income)	(1.9)	(3.4)	4.3	—	(1.0)
Restructuring and plant closing costs	0.7	(2.3)	0.6	—	(1.0)

Operating income (loss)	18.9	46.4	1.5	(0.5)	66.3
Interest expense, net	(48.9)	(137.1)	(6.7)	—	(192.7)
Other income (expense)	(9.8)	5.0	(0.5)	(2.3)	(7.6)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	7.7	(35.4)	1.6	(5.0)	(31.1)

Loss before income taxes, minority interest and cumulative effect of accounting change	(32.1)	(121.1)	(4.1)	(7.8)	(165.1)
Income tax expense	0.6	7.5	0.4	—	8.5

Loss before minority interest and cumulative effect of accounting change	(32.7)	(128.6)	(4.5)	(7.8)	(173.6)
Minority interest in subsidiaries' loss	—	12.0	—	(40.8)	(28.8)
Cumulative affect of accounting change	—	169.7	—	—	169.7

Net income (loss)	(32.7)	53.1	(4.5)	(48.6)	(32.7)
Other comprehensive income (loss)	10.5	26.1	(14.4)	(11.7)	10.5

Comprehensive income (loss)	$(22.2)	$79.2	$(18.9)	$(60.3)	$(22.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2001

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$569.6	$1,835.8	$171.7	$—	$2,577.1
Related party sales	—	602.9	32.3	(454.9)	180.3
Expenses billed to subsidiaries	123.6	—	—	(123.6)	—

Total revenues	693.2	2,438.7	204.0	(578.5)	2,757.4
Cost of goods sold	572.2	2,358.1	189.7	(453.4)	2,666.6

Gross profit	121.0	80.6	14.3	(125.1)	90.8
Selling, general and administrative	61.7	230.0	12.9	(123.6)	181.0
Research and development	2.7	26.4	3.6	—	32.7
Other operating expense (income)	—	—	(2.0)	—	(2.0)
Restructuring and plant closing costs	3.1	61.5	2.1	—	66.7
Asset impairment charges	—	521.8	—	—	521.8

Operating income (loss)	53.5	(759.1)	(2.3)	(1.5)	(709.4)
Interest expense, net	(87.5)	(137.1)	(14.7)	—	(239.3)
Loss on sale of accounts receivable	—	(5.9)	—	—	(5.9)
Other income (expense)	4.2	2.7	(1.2)	(4.0)	1.7
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	(720.1)	(92.6)	(0.5)	— 725.3	(87.9)

Loss before income taxes, minority interest and cumulative effect of accounting change	(749.9)	(992.0)	(18.7)	719.8	(1,040.8)
Income tax expense (benefit)	92.9	(282.8)	5.0	—	(184.9)

Loss before minority interest and cumulative effect of accounting change	(842.8)	(709.2)	(23.7)	719.8	(855.9)
Minority interest in subsidiaries' loss	—	3.2	0.5	9.4	13.1
Cumulative effect of accounting change	0.1	—	—	—	0.1

Net loss	(842.7)	(706.0)	(23.2)	729.2	(842.7)
Other comprehensive loss	(73.5)	(54.2)	(2.0)	56.2	(73.5)

Comprehensive loss	$(916.2)	$(760.2)	$(25.2)	$785.4	$(916.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

			Non- Guarantors	Eliminations	Consolidated Huntsman LLC
	Parent Company	Guarantors	(As restated, see Note 26)	(As restated, see Note 26)	(As restated, see Note 26)
Cash flows from operating activities:
Net loss	$(248.2)	$(265.3)	$(179.4)	$444.7	$(248.2)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	273.6	145.8	(2.2)	(380.4)	36.8
Depreciation and amortization	15.9	95.6	205.9	1.4	318.8
Provision for losses on accounts receivable	(0.2)	1.5	10.0	—	11.3
Non-cash restructuring, plant closing costs, and asset impairment charges	—	(1.5)	11.2	—	9.7
Loss on disposal of plant and equipment	0.1	1.1	0.3	—	1.5
Non-cash interest expense	13.7	1.6	82.6	—	97.9
Deferred income taxes	—	—	7.8	(0.1)	7.7
Gain on foreign currency transactions	(1.9)	(5.1)	(39.7)	—	(46.7)
Minority interest in subsidiaries	—	2.1	—	(69.7)	(67.6)
Net changes in operating assets and liabilities:
Accounts and notes receivables	(170.2)	(150.6)	106.4	275.2	60.8
Change in receivables sold, net	—	—	(11.5)	—	(11.5)
Inventories	(1.3)	14.9	46.2	—	59.8
Prepaid expenses	4.3	2.6	(4.3)	(5.0)	(2.4)
Other current assets	—	—	(16.1)	0.2	(15.9)
Other noncurrent assets	5.4	(35.7)	2.3	2.4	(25.6)
Accounts payable	156.0	170.0	(103.1)	(275.2)	(52.3)
Accrued liabilities	7.5	(16.1)	74.8	5.0	71.2
Other noncurrent liabilities	(6.1)	11.6	7.4	(2.6)	10.3

Net cash provided by (used in) operating activities	48.6	(27.5)	198.6	(4.1)	215.6

Investing activities:
Capital expenditures for plant and equipment	(14.2)	(63.3)	(107.7)	—	(185.2)
Proceeds from sale of plant & equipment	—	0.2	—	—	0.2
Advances to unconsolidated affiliates	—	—	(7.9)	—	(7.9)
Net borrowings (payments) on intercompany debt	(106.7)	98.0	8.7	—
Cash paid for intangible asset	—	(2.3)	—	—	(2.3)

Net cash provided by (used in) investing activities	(120.9)	32.6	(106.9)	—	(195.2)

Financing activities:
Net borrowings (repayment) on revolving loan facilities	(19.9)	—	(179.2)	—	(199.1)
Net borrowings (repayment) on overdraft	—	—	7.5	—	7.5
Repayment of long-term debt	(335.0)	(1.2)	(89.4)	—	(425.6)
Proceeds from long-term debt	450.5	—	205.0	—	655.5
Shares of subsidiary issued to minority interests for cash	—	—	1.7	—	1.7
Dividends paid	—	(4.0)	—	4.0	—
Debt issuance costs	(27.9)	—	(5.4)	—	(33.3)

Net cash provided by (used in) financing activities	67.7	(5.2)	(59.8)	4.0	6.7

Effect of exchange rate changes on cash	—	—	7.0	0.1	7.1

Increase (decrease) in cash and cash equivalents	(4.6)	(0.1)	38.9	0.0	34.2
Cash and cash equivalents, including restricted cash at beginning of period	6.3	10.1	15.0	—	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and cash equivalents, including restricted cash at end of period	$1.7	$10.0	$116.1	$0.0	$127.8

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent Company	Guarantors as restated	Non- Guarantors	Eliminations as restated	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(32.7)	$32.7	$(4.5)	$(28.2)	$(32.7)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on early extinguishment of debt	6.7	—	—	—	6.7
Cumulative effect of accounting change	—	(169.7)	—	—	(169.7)
Equity in (income) losses of investment in unconsolidated affiliates	(7.7)	35.4	(1.6)	5.0	31.1
Depreciation and amortization	15.3	124.4	13.0	—	152.7
Provision for losses on accounts receivable	2.2	(2.0)	(2.0)	—	(1.8)
Non-cash restructuring and plant closing costs and asset impairment charges	—	(5.3)	—	—	(5.3)
Non-cash interest on subordinated notes	4.0	3.6	—	—	7.6
Loss on disposal of plant and equipment	0.1	0.1	0.3	—	0.5
Minority interest in subsidiaries' income	—	8.4	—	20.4	28.8
Net changes in operating assets and liabilities:
Accounts and notes receivables	161.1	(206.6)	12.8	(15.5)	(48.2)
Inventories	5.1	(2.4)	(0.8)	(0.6)	1.3
Prepaid expenses	0.1	15.9	0.1	—	16.1
Other current assets	2.1	(32.1)	1.6	—	(28.4)
Other noncurrent assets	8.6	(19.5)	4.5	—	(6.4)
Accounts payable	(2.7)	47.4	(3.4)	15.6	56.9
Accrued liabilities	52.8	12.4	—	—	65.2
Other noncurrent liabilities	3.9	10.4	—	—	14.3

Net cash provided by (used in) operating activities	218.9	(146.9)	20.0	(3.3)	88.7

Investing activities:
Capital expenditures for plant and equipment	(10.5)	(51.7)	(8.0)	—	(70.2)
Investment in unconsolidated affiliates	—	(18.4)	—	15.9	(2.5)
Notes receivable	(209.1)	—	(1.8)	210.9	—

Net cash provided by (used in) investing activities	(219.6)	(70.1)	(9.8)	226.8	(72.7)

Financing activities:
Net borrowings (repayment) on revolving loan facilities	32.1	—	—	—	32.1
Repayment of long-term debt	(115.5)	(1.3)	(4.8)	—	(121.6)
Dividends paid	—	4.3	—	(4.3)	—
Net borrowings from parent	—	225.4	—	(225.4)	—
Debt issuance costs	(16.6)	—	—	—	(16.6)
Cash acquired in acquisition of equity method affiliate	—	—	7.9	—	7.9

Net cash provided by (used in) financing activities	(100.0)	228.4	3.1	(229.7)	(98.2)

Effect of exchange rate changes on cash	0.1	(0.5)	(2.2)	6.2	3.6

Increase (decrease) in cash and cash equivalents	(100.6)	10.9	11.1	—	(78.6)
Cash and cash equivalents, including restricted cash at beginning of period	106.9	(0.8)	3.9	—	110.0

Cash and cash equivalents, including restricted cash at end of period	$6.3	$10.1	$15.0	$—	$31.4

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(842.7)	$(706.0)	$(23.2)	$729.2	$(842.7)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of accounting change	(0.1)	—	—	—	(0.1)
Equity in (income) losses of investment in unconsolidated affiliates	720.1	92.5	(0.6)	(725.3)	86.7
Depreciation and amortization	16.0	169.8	11.7	—	197.5
Provision for losses on accounts receivable	(2.0)	(2.2)	(0.1)	—	(4.3)
Non-cash restructuring and plant closing costs	—	528.2	—	—	528.2
Loss on disposal of plant and equipment	(4.8)	—	—	—	(4.8)
Loss on sale of exchangeable preferred stock	—	—	7.0	—	7.0
Loss on sale of nonqualified plan securities	4.2	—	—	—	4.2
Loss on early extinguishment of debt	—	—	1.1	—	1.1
Non-cash interest expense	1.9	8.5	—	—	10.4
Deferred income taxes	117.1	(301.9)	0.3	—	(184.5)
Minority interest in subsidiaries	—	(3.2)	(0.5)	(9.4)	(13.1)
Net changes in operating assets and liabilities:
Accounts and notes receivables	(129.2)	113.8	68.9	(44.3)	9.2
Inventories	0.2	52.4	8.9	0.5	62.0
Prepaid expenses	0.1	(14.4)	(0.1)	—	(14.4)
Other current assets	2.3	26.6	6.7	—	35.6
Other noncurrent assets	(13.5)	98.2	(22.8)	22.6	84.5
Accounts payable	(4.7)	(167.1)	(23.3)	28.1	(167.0)
Accrued liabilities	(9.3)	11.8	(14.1)	—	(11.6)
Other noncurrent liabilities	(17.4)	(34.1)	(19.4)	—	(70.9)

Net cash provided by (used in) operating activities	(161.8)	(127.1)	0.5	1.4	(287.0)

Investing activities:
Capital expenditures for plant and equipment	(4.3)	(69.6)	(2.5)	—	(76.4)
Proceeds from sale of plant & equipment	—	17.2	—	—	17.2
Advances to unconsolidated affiliates	—	(2.1)	(4.0)	—	(6.1)
Notes receivable	(138.5)	—	(28.0)	166.5	—
Proceeds from sale of exchangeable preferred stock	—	—	191.0	—	191.0
Proceeds from sale of nonqualified plan assets	22.8	—	—	—	22.8

Net cash provided by (used in) investing activities	(120.0)	(54.5)	156.5	166.5	148.5

Financing activities:
Net borrowings (repayment) on revolving loan facilities	202.8	—	—	—	202.8
Repayment of long-term debt	(8.8)	(2.3)	(155.7)	—	(166.8)
Proceeds from long-term debt	110.0	—	—	—	110.0
Proceeds from subordinated note issued to an entity controlled by a shareholder	25.0	—	—	—	25.0
Net borrowings from parent	—	167.7	—	(167.7)	—
Debt issuance costs	(0.3)	—	—	—	(0.3)
Proceeds from issuance of preferred stock	11.5	—	—	—	11.5

Net cash provided by (used in) financing activities	340.2	165.4	(155.7)	(167.7)	182.2

Effect of exchange rate changes on cash	—	—	(6.2)	(0.2)	(6.4)

Increase (decrease) in cash and cash equivalents	58.4	(16.2)	(4.9)	—	37.3
Cash and cash equivalents, including restricted cash at beginning of period	48.5	15.4	8.8	—	72.7

Cash and cash equivalents, including restricted cash at end of period	$106.9	$(0.8)	$3.9	$—	$110.0

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTSMAN LLC
Dated: November 23, 2004	By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)