Form 10-Q/A
period 2004-06-30
HUNTSMAN LLC
filed 2004-12-08
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).
Yes ☐    No ☒

        On August 16, 2004, 10,000,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

EXPLANATORY NOTE

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, we determined to reclassify certain amounts in our consolidated statement of cash flows for the six months ended June 30, 2004 to accurately reflect the repayment of debt by a subsidiary and the effects of foreign currency exchange rate changes on cash. As a result, we have restated the consolidated statements of cash flows for the six months ended June 30, 2004. The reclassifications have no impact on our (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets or (iii) increase (decrease) in cash and cash equivalents on our consolidated statements of cash flows.

        To give effect to the restatement of our June 30, 2004 consolidated statement of cash flows, this Amendment No. 1 on Form 10-Q/A amends "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 4. Controls and Procedures" of our original report on Form 10-Q. This Amendment No. 1 does not amend any other item of our original report on Form 10-Q.

        Except as set forth above or as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the August 16, 2004 filing of our original report on Form 10-Q or modify or update the disclosures set forth in the original report. As a result, this Amendment No. 1 contains forward-looking information that has not been updated for events subsequent to the August 16, 2004 filing of our original report on Form 10-Q, and we direct you to our SEC filings made subsequent to August 16, 2004 for additional information.

HUNTSMAN LLC
AMENDMENT NO. 1
FORM 10-Q/A FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

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

Commitments and contingencies (Notes 15, 16 and 17)
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

See accompanying notes to unaudited consolidated financial statements.

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

HUNTSMAN LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six months ended June 30,
	2004	2003
	(As restated, see Note 20)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(184.8)	$(121.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	(1.7)	38.0
Depreciation and amortization	224.5	111.8
Provision for loss on accounts receivable	2.6	—
Noncash restructuring, plant closing, and asset impairment charges	102.6	12.3
Loss on early extinguishment of debt	2.1	—
Noncash interest on affiliate debt	0.3	—
Loss on disposal of plant and equipment	0.7	0.8
Noncash interest expense	70.3	26.0
Deferred income tax expense (benefit)	5.1	(6.9)
Unrealized gain on foreign currency transactions	(9.3)	(14.8)
Minority interests in subsidiaries	(73.6)	(15.8)
Changes in operating assets and liabilities:
Accounts and notes receivables	(184.6)	92.3
Change in receivables sold, net	29.7	1.9
Inventories	19.2	(54.6)
Prepaid expenses	20.9	26.2
Other current assets	(26.9)	(7.5)
Other noncurrent assets	(47.2)	(13.4)
Accounts payable	58.4	(73.1)
Accrued liabilities	27.1	(9.2)
Other noncurrent liabilities	4.2	(3.5)

Net cash provided by (used in) operating activities	39.6	(10.6)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(89.9)	(58.9)
Net cash received from unconsolidated affiliates	8.3	1.0
Investment in unconsolidated affiliate	(11.8)	—
Advances to unconsolidated affiliates	(1.1)	(1.5)

Net cash used in investing activities	(94.5)	(59.4)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	89.3	116.3
Repayment on overdraft	(7.5)	—
Capital contribution by minority shareholder	2.7	1.8
Issuance of senior unsecured notes	400.0	—
Repayment of long-term debt	(430.3)	(21.9)
Debt issuance costs	(12.1)	(12.8)

Net cash provided by financing activities	42.1	83.4

Effect of exchange rate changes on cash	1.3	11.8

Increase (decrease) in cash and cash equivalents	(11.5)	25.2
Cash and cash equivalents at beginning of period	127.8	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2

Cash and cash equivalents at end of period	116.3	118.8

Supplemental cash flow information:
Cash paid for interest	203.1	81.7
Cash paid for income taxes	$20.8	$3.8

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

Interim Financial Statements

        The accompanying unaudited consolidated interim financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2003.

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

Senior Secured Notes (2003 HLLC Secured Notes)

        On September 30, 2003, the Company sold $380 million aggregate principal amount of 11 5/8% senior secured notes due 2010 at a discount to yield 11 7/8% in a private offering (the "September 2003 Offering"). The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on Term Loan A. On December 3, 2003 the Company sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "2003 HLLC Secured Notes") at a discount to yield 11.72% (the "December 2003 Offering"). The proceeds of this offering were used to repay $35.2 million on Term Loan A. The remaining proceeds of this offering were temporarily applied to reduce outstanding borrowings under the HLLC Revolving Facility, and the Company, on January 28, 2004, used $37.5 million of the net cash proceeds to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount. The 2003 HLLC Secured Notes bear interest at a rate of 11 7/8% per annum and interest is payable semi-annually on April 15 and October 15. The 2003 HLLC Secured Notes mature on October 15, 2010 and are secured by a second lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty and the Company's domestic restricted subsidiaries (which do not include HIH or HI). The 2003 HLLC Secured Notes are effectively subordinated to all the Company's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facilities. The 2003 HLLC Secured Notes are also guaranteed by the HLLC Guarantors. In accordance with the Company's contractual obligation to register the 2003 HLLC Secured Notes, the Company's registration statement on Form S-4/A filed with the U.S. Securities and Exchange Commission became effective on February 13, 2004 and the exchange offer of unregistered 2003 HLLC Secured Notes for registered 2003 HLLC Secured Notes was completed on March 29, 2004.

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

	Years Ended
	June 30, 2005	June 30, 2006–2008	June 30, 2009–2010	After June 30, 2010	Total
Total debt	$41.7	$1,034.8	$3,709.7	$888.5	$5,674.7

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

        As of June 30, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	June 30, 2004	December 31, 2003
Interest rate swaps
Notional amount	$295.0	$447.5
Fair value	(5.2)	(14.4)
Weighted average pay rate	4.66%	5.49%
Maturing	2004–2007	2004–2007
Interest rate collars
Notional amount	$100.0	$150.0
Fair value	(1.0)	(4.8)
Weighted average cap rate	7.13%	7.00%
Weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

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

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) consist of the following (dollars in millions):

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
	June 30, 2004	December 31, 2003	June 30, 2004	June 30, 2003
Foreign currency translation adjustments	$146.8	$171.6	$(24.8)	$10.1
Unrealized loss on nonqualified plan investments	0.7	0.6	0.1	0.3
Unrealized gain (loss) on derivative instruments	(7.9)	(15.7)	7.8	3.1
Minimum pension liability, net of tax	(95.2)	(95.2)	—	—
Minimum pension liability unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized gain (loss) on securities	0.1	0.2	(0.1)	—
Other comprehensive income (loss) of minority interest	(22.4)	(28.3)	5.9	(0.4)
Other comprehensive income (loss) of unconsolidated affiliates	9.9	9.2	0.7	46.1

Total	$26.4	$36.8	$(10.4)	$59.2

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

20.   Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the Company's ultimate parent, the Company determined to reclassify certain amounts in its consolidated statement of cash flows for the six months ended June 30, 2004 to accurately reflect the repayment of debt by a subsidiary and the effects of foreign currency exchange rate changes on cash. As a result, the Company has restated the consolidated statement of cash flows for the six months ended June 30, 2004. The reclassifications have no impact on the Company's (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets, or (iii) increase (decrease) in cash and cash equivalents on the consolidated statements of cash flows. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Six Months Ended June 30, 2004
Affected Cash Flow Statement Item	As previously reported	As restated
Net cash provided by financing activities	$83.8	$42.1
Effect of exchange rate changes on cash	(40.4)	1.3

21.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the HLLC Guarantors, on a combined, and where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003. There are no contractual restrictions limiting transfers of cash from the HLLC Guarantors to the Company, other than Huntsman Specialty. Each of the HLLC Guarantors is 100% owned by the Company and has fully and unconditionally guaranteed the 2003 HLLC Secured Notes and the HLLC Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the HLLC Guarantors because management believes that such information is not material to investors.

HUNTSMAN LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED)
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.4	$14.9	$100.0	$—	$116.3
Receivables—net	61.7	353.9	729.3	(77.1)	1,067.8
Inventories	39.6	191.4	638.8	—	869.8
Prepaid expenses	0.1	0.7	20.2	—	21.0
Deferred income taxes	—	—	3.0	—	3.0
Other current assets	0.3	(0.2)	88.1	—	88.2

Total current assets	103.1	560.7	1,579.4	(77.1)	2,166.1
Property, plant and equipment, net	98.6	1,048.1	3,194.3	20.8	4,361.8
Investment in unconsolidated affiliates	(736.4)	318.6	180.4	399.6	162.2
Intangible assets, net	2.2	9.2	254.9	(4.1)	262.2
Goodwill	—	3.3	—	—	3.3
Deferred income taxes	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,219.7	180.3	458.1	(2,229.4)	628.7

Total assets	$1,687.9	$2,134.0	$5,667.1	$(1,892.7)	$7,596.3

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$53.2	$219.3	$637.5	$(77.1)	$832.9
Accrued liabilities	62.7	86.6	448.0	—	597.3
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	2.0	1.2	52.9	(14.4)	41.7

Total current liabilities	118.6	320.9	1,138.4	(91.5)	1,486.4
Long-term debt	1,737.0	2,219.3	3,891.5	(2,214.8)	5,633.0
Other noncurrent liabilities	77.9	146.8	205.1	—	429.8
Deferred income taxes	—	—	237.5	(2.5)	235.0

Total liabilities	1,933.5	2,687.0	5,472.5	(2,308.8)	7,784.2

Minority interest in consolidated subsidiaries	—	59.0	6.1	(7.3)	57.8

Member's equity (deficit):
Member's equity	1,095.2	56.4	565.5	(621.9)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	214.4	116.5	(330.9)	—
Accumulated deficit	(1,367.1)	(983.0)	(547.3)	1,530.1	(1,367.3)
Accumulated other comprehensive income	26.3	28.2	53.8	(81.9)	26.4

Total member's (deficit) equity	(245.6)	(612.0)	188.5	423.4	(245.7)

Total liabilities and member's equity	$1,687.9	$2,134.0	$5,667.1	$(1,892.7)	$7,596.3

HUNTSMAN LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2003 (UNAUDITED)
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.7	$10.0	$116.1	$—	$127.8
Receivables—net	125.3	553.5	580.4	(334.1)	925.1
Inventories	36.5	203.1	653.3	—	892.9
Prepaid expenses	1.5	23.3	23.8	(8.3)	40.3
Deferred income taxes	—	—	3.0	—	3.0
Other current assets	—	0.2	86.8	—	87.0

Total current assets	165.0	790.1	1,463.4	(342.4)	2,076.1
Property, plant and equipment, net	104.6	1,064.6	3,381.0	21.9	4,572.1
Investment in unconsolidated affiliates	(523.3)	457.8	176.3	47.2	158.0
Intangible assets, net	2.4	10.5	273.1	(4.1)	281.9
Goodwill	—	3.3	—	—	3.3
Deferred income taxes	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,164.3	121.1	467.8	(2,141.7)	611.5

Total assets	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$22.5	$179.9	$522.8	$1.7	$726.9
Accounts payable—affiliates	153.5	165.1	42.4	(335.8)	25.2
Accrued liabilities	81.8	105.7	406.6	(8.4)	585.7
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	1.3	37.7	95.0	—	134.0

Total current liabilities	259.8	502.2	1,066.8	(342.5)	1,486.3
Long-term debt	1,622.9	2,157.0	3,812.7	(2,139.0)	5,453.6
Other noncurrent liabilities	81.5	147.9	229.4	(2.6)	456.2
Deferred income taxes	—	—	237.3	(2.5)	234.8

Total liabilities	1,964.2	2,807.1	5,346.2	(2,486.6)	7,630.9

Minority interest in consolidated subsidiaries	—	60.9	3.6	70.0	134.5

Member's equity (deficit):
Member's equity	1,095.2	—	565.5	(565.5)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	270.8	116.3	(387.1)	—
Accumulated deficit	(1,182.5)	(790.9)	(338.1)	1,129.0	(1,182.5)
Accumulated other comprehensive income	36.8	41.3	68.1	(109.4)	36.8

Total member's (deficit) equity	(50.5)	(406.8)	411.8	(5.0)	(50.5)

Total liabilities and member's equity	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

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

HUNTSMAN LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(Dollars in Millions)

	Parent Company	Guarantor	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
REVENUES:
Trade sales	$187.6	$1,425.0	$3,205.8	$—	$4,818.4
Related party sales	—	109.9	112.3	(197.9)	24.3
Expenses billed to subsidiaries	14.2	(13.6)	(0.6)	—	—

Total revenues	201.8	1,521.3	3,317.5	(197.9)	4,842.7
Cost of goods sold	171.8	1,447.0	2,920.8	(190.5)	4,349.1

Gross profit	30.0	74.3	396.7	(7.4)	493.6
EXPENSES:
Selling, general and administrative	17.1	54.9	186.7	(6.4)	252.3
Research and development	—	9.4	23.0	—	32.4
Other operating income (expense)	(1.5)	(4.3)	20.2	—	14.4
Restructuring and plant closing costs	—	0.2	159.0	—	159.2

Total Expenses	15.6	60.2	388.9	(6.4)	458.3

Operating income (loss)	14.4	14.1	7.8	(1.0)	35.3
Interest income (expense), net	8.0	(90.2)	(195.3)	—	(277.5)
Gain on accounts receivable securitization program	—	—	(6.5)	—	(6.5)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(201.3)	(128.7)	1.7	330.0	1.7
Other (expense) income	(7.9)	0.4	3.6	—	(3.9)

Loss before income taxes and minority interest	(186.8)	(204.4)	(188.7)	329.0	(250.9)
Income tax benefit (expense)	2.1	—	(9.6)	—	(7.5)

Loss before minority interest	(184.7)	(204.4)	(198.3)	329.0	(258.4)
Minority interest in subsidiaries' loss	—	1.5	72.1	—	73.6

Net loss	(184.7)	(202.9)	(126.2)	329.0	(184.8)
Other comprehensive loss	(10.5)	(13.1)	(12.3)	25.5	(10.4)

Comprehensive loss	$(195.2)	$(216.0)	$(138.5)	$354.5	$(195.2)

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

HUNTSMAN LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(Dollars in Millions)

	Parent Company(1)	Guarantors	Non- Guarantors(1)	Eliminations	Consolidated Huntsman LLC(1)
Net cash (used in) provided by operating activities	$(46.6)	$48.5	$37.7	$—	$39.6

Investing activities:
Capital expenditures	(1.5)	(26.7)	(61.7)	—	(89.9)
Investment in unconsolidated affiliate	—	—	(11.8)	—	(11.8)
Net borrowings (repayments) of intercompany debt	(50.4)	23.2	34.4	—	7.2

Net cash used in investing activities	(51.9)	(3.5)	(39.1)	—	(94.5)

Financing activities:
Net borrowings under revolving loan facilities	74.3	—	15.0	—	89.3
Repayments on overdraft	—	—	(7.5)	—	(7.5)
Capital contribution by minority shareholder	—	—	2.7	—	2.7
Issuance of senior unsecured notes	400.0	—	—	—	400.0
Repayment of long-term debt	(362.9)	(37.0)	(30.4)	—	(430.3)
Debt issuance costs	(12.1)	—	—	—	(12.1)

Net cash provided by (used in) financing activities	99.3	(37.0)	(20.2)	—	42.1

Effect of exchange rate changes on cash	(1.2)	(3.1)	5.6		1.3
Increase (decrease) in cash and cash equivalents	(0.4)	4.9	(16.0)	—	(11.5)
Cash and cash equivalents at beginning of period	1.8	10.0	116.0	—	127.8
Cash and cash equivalents at end of period	$1.4	$14.9	$100.0	$—	$116.3

(1)
As restated, see "Note 20—Restatements" to the unaudited consolidated financial statements.

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

        Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange gains—unallocated	$(5.4)	$24.3	$8.0	$27.1
Loss on accounts receivable securitization program	(3.0)	(8.5)	(6.5)	(8.5)
Early extinguishment of debt	(2.5)	—	(4.2)	—
Asset write down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Restructuring and reorganization:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(1.4)
Performance Products	(20.9)	(20.1)	(20.9)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and reorganization	$(150.5)	$(22.4)	$(159.2)	$(22.4)

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

NM—Not meaningful.

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

  •
  Gross profit for the three months ended June 30, 2004 increased by $73.0 million to $280.1 million, or 37%, from $207.1 million in the same period in 2003. This increase was mainly the result of higher average selling prices and sales volumes which more than offset higher raw material and energy costs in the second quarter of 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher primarily due to the strength of the major European currencies versus the U.S. dollar.

  •
  Selling, general and administrative, research and development and other operating expenses (collectively, "SG&A") for the three months ended June 30, 2004 increased by $44.9 million, or 42%, to $163.2 million from $118.3 million in the same period in 2003. This increase was a result of a $45.1 million decrease in unallocated foreign exchange gains in the three months ended June 30, 2004 as compared to the same period in 2003. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims (as defined below) and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

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

  •
  Net interest expense for the three months ended June 30, 2004 increased by $5.6 million to $133.3 million from $127.7 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the three months ended June 30, 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on senior discount notes of HIH (the "HIH Senior Discount Notes") and the senior subordinated discount notes of HIH (the "HIH Senior Subordinated Discount Notes" and, together with the HIH Senior Discount Notes, the "HIH Discount Notes"). Until maturity, interest on the HIH Discount Notes is paid in kind, not in cash.

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

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended June 30,
			% Change
	2004	2003
Revenues
Polyurethanes	$733.9	$565.8	30%
Performance Products	451.2	405.2	11%
Polymers	324.2	269.6	20%
Pigments	278.2	255.4	9%
Base Chemicals	911.2	641.4	42%
Eliminations	(210.7)	(152.5)	38%

Total	$2,488.0	$1,984.9	25%

Segment EBITDA
Polyurethanes	$100.0	$48.1	108%
Performance Products	16.0	9.5	68%
Polymers	0.2	22.7	(99)%
Pigments	(83.4)	30.9	NM
Base Chemicals	81.2	34.7	134%
Corporate and other	10.2	29.7	(66)%

Total	$124.2	$175.6	(29)%

NM—Not meaningful.

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

  •
  Gross profit for the six months ended June 30, 2004 increased by $111.0 million to $493.6 million from $382.6 million in the same period in 2003. This increase, in all our segments except Performance Products, was mainly the result of higher average selling prices which more than offset higher raw material and energy costs in the six months ended June 30, 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher due to the strength of the major European currencies versus the U.S. dollar.

  •
  SG&A for the six months ended June 30, 2004 increased by $57.2 million to $299.1 million from $241.9 million in the same period in 2003. This increase was a result of a $48.9 million decrease in unallocated foreign exchange gains in the three months ended June 30, 2004 as compared to the same period in 2003. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

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

NM—Not meaningful.

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

Liquidity and Capital Resources (Pro Forma)
Pro Forma Statement of Cash Flows (Dollars in Millions)

	Six months ended June 30,
	2004(1) Historical	2003 Pro Forma
Cash flows from operating activities:
Net loss	$(184.8)	$(121.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	224.5	201.9
Noncash interest expense	70.3	60.9
Foreign currency transactions (gains) losses	(9.3)	18.7
Other adjustments to reconcile net loss	38.0	(108.7)
Net changes in operating assets and liabilities	(99.1)	(162.3)

Net cash provided by (used in) operating activities	39.6	(111.4)

Investing activities:
Capital expenditures	(89.9)	(90.8)
Other investing activities	(4.6)	(0.8)

Net cash used in investing activities	(94.5)	(91.6)

Financing activities:
Net borrowings under revolving loan facilities	89.3	250.5
Repayment of long term debt	(430.3)	(199.6)
Other financing activities	383.1	147.9

Net cash provided by financing activities	42.1	198.8

Effect of exchange rate changes on cash	1.3	16.2
Increase (decrease) in cash and cash equivalents	(11.5)	12.0
Cash and cash equivalents at beginning of period	127.8	106.8

Cash and cash equivalents at end of period	$116.3	$118.8

(1)
As restated, see "Note 20—Restatements" to the unaudited consolidated financial statements.

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

        Net cash provided by financing activities for the six months ended June 30, 2004 decreased to $42.1 million, as compared to $198.8 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced borrowings to fund operating cash requirements as explained above.

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

Critical Accounting Policies

        There have been no changes in the second quarter 2004 with respect to our critical accounting policies.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Registration Statement on Form S-4 (file no. 333-112279).

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

(1)
For the three months ended June 30, 2003.

(2)
For the month ended April 30, 2003.

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

(1)
For the six months ended June 30, 2003.

(2)
For the four months ended April 30, 2003.

HUNTSMAN LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(Dollars in Millions)

	Huntsman LLC (restricted group)(1)	HIH	Eliminations	Consolidated Huntsman LLC(1)
Net cash provided by operating activities	$2.1	$37.5	$—	$39.6

Investing activities:
Capital expenditures	(29.5)	(60.4)	—	(89.9)
Investment in unconsolidated affiliate	—	(11.8)	—	(11.8)
Net cash received from unconsolidated affiliates	0.1	7.1	—	7.2

Net cash used in investing activities	(29.4)	(65.1)	—	(94.5)

Financing activities:
Net borrowings under revolving loan facilities	74.3	15.0	—	89.3
Net borrowings on overdraft	—	(7.5)	—	(7.5)
Shares issued to minorities for cash	—	2.7	—	2.7
Issuance of senior unsecured notes	400.0	—	—	400.0
Repayment of long term debt	(430.3)	—	—	(430.3)
Debt issuance costs	(12.1)	—	—	(12.1)

Net cash provided by financing activities	31.9	10.2	—	42.1

Effect of exchange rate changes on cash	(0.8)	2.1		1.3

Increase (decrease) in cash and cash equivalents	3.8	(15.3)	—	(11.5)
Cash and cash equivalents at beginning of period	30.0	97.8	—	127.8

Cash and cash equivalents at end of period	$33.8	$82.5	$—	$116.3

(1)
As restated, see "Note 20—Restatements" to the unaudited consolidated financial statements.

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

(1)
For the six months ended June 30, 2003.

(2)
For the four months ended April 30, 2003.

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

NM—Not meaningful.

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

        Net cash provided by financing activities for the six months ended June 30, 2004 was $31.9 million as compared to $95.2 million in the six months ended June 30, 2003. This decrease is primarily attributable to reduced net borrowings to fund operating cash needs as explained above.

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

        Our management, with the participation of our chief executive officer and chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. In undertaking this re-evaluation, our management has considered the matters identified by the auditors. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        The changes discussed above have been made to strengthen our internal control over financial reporting. A number of these changes occurred during the three months ended June 30, 2004 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

4.1	*	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011
4.2	*	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	*	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	*	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5	*
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011
10.1	*
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

*
Filed previously.

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

HUNTSMAN LLC
Date: December 8, 2004	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: December 8, 2004	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

Exhibit Index

4.1	*	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011
4.2	*	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	*	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	*	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5	*
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011
10.1	*
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

*
Filed previously.