Form 10-K
period 2004-12-31
HUNTSMAN LLC
filed 2005-03-15
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        On June 30, 2004, the last business day of the Registrant's second fiscal quarter, 10,000,000 units of membership interest of the Registrant were outstanding. There is no established trading market for the Registrant's units of membership interest. All of the Registrant's units of membership interest are held by an affiliate. Accordingly, the market value of units of membership interest held by non-affiliates is zero. On March 4, 2005, 10,000,000 units of membership interest of the Registrant were outstanding.

Documents Incorporated by Reference

        None.

HUNTSMAN LLC AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

HUNTSMAN LLC AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

        This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman LLC and, unless the context otherwise requires, its subsidiaries. In this report, "HI" refers to Huntsman International LLC, "HIH" refers to Huntsman International Holdings LLC, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "HMP" refers to HMP Equity Holdings Corporation, "Huntsman Holdings" refers to Huntsman Holdings, LLC, "Huntsman Corporation" refers to Huntsman Corporation and its predecessors, and, unless the context otherwise requires, their subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

PART I

ITEM 1. BUSINESS

History

        Our Company is a Utah limited liability company. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of commodity and differentiated businesses. In 1993, we purchased the LAB and maleic anhydride businesses of The Monsanto Company. In 1994, we purchased the global chemical business from what was formerly Texaco Inc. In 1997, we purchased our PO business from Texaco. Also in 1997, we acquired Rexene Corporation, significantly increasing the size of our Polymers business. In 1999, we acquired certain polyurethanes, pigments and European petrochemicals businesses from ICI. In 2000, we completed the acquisition of the Morton global TPU business from The Rohm and Haas Company. In 2001, we completed our acquisition of the global ethyleneamines business of Dow Chemical Company, and we completed our acquisition of the Albright & Wilson European surfactants business from Rhodia S.A. Due in part to the financing of these acquisitions, both we and our subsidiaries have accumulated a significant amount of indebtedness, which totaled $5,941.3 million as of December 31, 2004. We have also divested certain non-core businesses, including our packaging subsidiary in 1997 and our global styrenics business in 1998.

Recent Development

        On February 16, 2005, Huntsman Corporation, our parent corporation, completed an initial public offering of 55,681,819 shares of its common stock sold by Huntsman Corporation and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of its 5% mandatory convertible preferred stock sold by Huntsman Corporation at a price to the public of $50 per share. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which are being used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP, our Company and HIH as follows:

  •
  On February 16, 2005, we used $41.6 million of the net cash proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC.

  •
  On February 28, 2005, Huntsman Corporation used $1,216.7 million of the net cash proceeds from the offering, along with $35.0 million in available cash, to redeem

  •
  all of the outstanding senior secured discount notes due 2008 of HMP,

  •
  $452.3 million of the outstanding senior discount notes due 2009 of HIH, and

  •
  $159.4 million of our senior secured notes due 2010.

  •
  On March 14, 2005, Huntsman Corporation expects to use $151.7 million of the net cash proceeds from the offering to redeem the remaining outstanding senior discount notes due 2009 of HIH, $78.0 million of our senior notes due 2012 and to pay $7.8 million to HMP warrant holders for a certain consent fee. On March 17, 2005, Huntsman Corporation expects to use $26.8 million of net cash proceeds from the offering to redeem an additional $24.0 million of our senior notes due 2012.

        In connection with the repayment of the indebtedness discussed above, Huntsman Corporation expects to report a loss on early extinguishment of debt during the first quarter of 2005 of approximately $235 million, of which approximately $71 million of loss is expected to pertain to our Company.

Ownership

        All of our units of membership interest are owned by Huntsman Corporation. The chart below shows our current company organizational structure:

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed globally to a diversified group of consumer and industrial customers. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride and titanium dioxide. We operate 53 manufacturing facilities located around the world and employ over 9,100 associates. Our businesses benefit from significant integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position.

Our Products and Segments

        Our business is organized around our five segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. We produce differentiated products primarily in our Polyurethanes, Advanced Materials and Performance Products segments. These products serve diverse end markets and are generally characterized by historical growth in excess of GDP growth resulting from product substitution and new product development, proprietary manufacturing processes and product formulations and a high degree of customer loyalty. Demand for these products tends to be driven by the value-added attributes that they create in our customers' end-use applications. While the demand for these differentiated products is also influenced by worldwide economic conditions and GDP growth, our differentiated products have tended to produce more stable profit margins and higher demand growth rates than our commodity products.

        In our commodity chemical businesses, we produce titanium dioxide derived from titanium-bearing ores in our Pigments segment and petrochemical-based olefins, aromatics and polyolefins products in our Polymers and Base Chemicals segments. Since the coatings industry consumes a substantial portion of titanium dioxide production, seasonal demand patterns in the coatings industry drive the profitability of our Pigments segment; profitability is also driven by industry-wide operating rates, with a lag of up to twelve months due to the effects of stocking and destocking by customers and suppliers. The profitability of our petrochemical-based commodity products is cyclical and has been experiencing a down cycle for the last several years, resulting primarily from significant new capacity additions, a decrease in demand reflecting weak global economic conditions and high raw material costs. Certain industry fundamentals have recently improved and, we believe, point to increased profitability in the markets for the major commodity products that we manufacture.

Polyurethanes

  General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI, PO, polyols, PG, TDI and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate four primary Polyurethanes manufacturing facilities in the U.S. and Europe. We also operate 14 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide. We have a significant interest in a manufacturing joint venture that has recently begun construction of a low-cost, world-scale, integrated MDI production facility near Shanghai, China. We expect production at this facility to commence in 2006.

        Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and EO. While the range of TDI-based products is relatively limited, we are able to produce over 2,000 distinct MDI-based polyurethane products by varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and appliances, cushioning for automotive and furniture, adhesives, wood binders, footwear and other specialized engineering applications.

        We are a leading North American producer of PO. We and some of our customers process PO into derivative products such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" for a further discussion of legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S. and elsewhere in the future.

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production facilities near Shanghai, China. Our MDI joint ventures will enable us to strengthen our long-standing presence in China and to further capitalize on the growth in demand for MDI in Asia.

  Industry Overview

        MDI is used primarily in rigid foam applications and in a wide variety of customized higher-value flexible foam and coatings, adhesives, sealants and elastomers; conversely, TDI is used primarily in commodity flexible foam applications. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals:

Polyurethane chemicals are sold to customers who combine the chemicals to produce polyurethane products. Depending on their needs, customers will use either commodity polyurethane chemicals produced for mass sales or polyurethane systems tailored for their specific requirements. By varying the blend, additives and specifications of the polyurethane chemicals, manufacturers are able to produce and develop a breadth and variety of polyurethane products

        MDI.    MDI has a substantially larger market size and a higher growth rate than TDI. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications than TDI. We believe that future growth of MDI is expected to be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in rigid insulation foam for construction. We expect that other markets, such as binders for reconstituted wood board products, specialty cushioning applications and coatings will further contribute to the continued growth of MDI.

        The U.S. and European markets currently consume the largest quantities of MDI. With the recent rapid growth of the developing Asian economies, the Asian markets are becoming an increasingly important market for MDI, and we currently believe that per-capita demand for MDI in Asia will continue to increase as its less-developed economies continue to grow.

        There are four major global producers of MDI: Bayer, our Company, BASF and Dow. We believe it is unlikely that any new global producers of MDI will emerge in the foreseeable future due to the substantial requirements for entry such as the limited availability of licenses for MDI technology and the substantial capital commitment and integration that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

        TDI.    The consumers of TDI consist primarily of numerous manufacturers of flexible foam blocks sold for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries because smaller local plants can be constructed using technology and intermediate chemicals that are easier to obtain than those required for MDI production. As a result, TDI production typically precedes MDI production in developing markets.

        TPU.    TPU is a high-quality fully formulated thermal plastic derived from the reaction of MDI or an aliphatic isocyanate with polyols to produce unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to meet the specific requirements of our customers. TPU is used in injection molding and small components for the automotive and footwear industries. It is also extruded into films, wires and cables for use in a wide variety of applications in the coatings, adhesives, sealants and elastomers markets.

        Polyols.    Polyols are combined with MDI, TDI and other isocyanates to create a broad spectrum of polyurethane products. Demand for specialty polyols has been growing at approximately the same rate at which MDI consumption has grown.

        Aniline.    Aniline is an intermediate chemical used primarily to manufacture MDI. Generally, most aniline is either consumed internally by the producers of the aniline or is sold to third parties under long-term supply contracts. We believe that the lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term cost-competitive aniline supply contract.

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

        MTBE.    We currently use our entire production of TBA, a co-product of our PO production process, to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. MTBE has experienced historical growth due to its ability to satisfy the oxygenation requirement of amendments to the Clean Air Act of 1990 (the "Clean Air Act") with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. adopted this oxygenate requirement to improve air quality even though they were not mandated to do so by the Clean Air Act. The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See "—Environmental, Health and Safety Matters—MTBE Developments."

  Sales and Marketing

        We manage a global sales force, with 40 locations in 35 countries, which sells our polyurethane chemicals to over 2,000 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture TDI and polyols primarily to support our MDI customers' requirements.

        We believe that the extensive market knowledge and industry experience of our sales teams and technical experts, in combination with our strong emphasis on customer relationships, have facilitated our ability to establish and maintain long-term customer supply positions. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing innovative solutions, quality products, reliable supply, competitive prices and superior customer service.

  Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana and Rozenburg, Netherlands. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana and Wilton, U.K. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices. Since 1996, we have invested over $600 million to significantly enhance our production capabilities through the rationalization of our older, less efficient facilities and the modernization of our newer facilities at Rozenburg and Geismar.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI	TDI	Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE(1)
	(millions of pounds)
Geismar, Louisiana	860	90	160		715	(2)	935	(2)
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Rozenburg, Netherlands	660		120
Wilton, U.K.					670		880
Osnabrück, Germany			20	30

Total	1,520	90	300	50	1,385		1,815		525	145	260

(1)
Millions of gallons.

(2)
Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Crompton Corporation.

        At both our Geismar and Rozenburg facilities we utilize sophisticated proprietary technology to produce our MDI. This technology, which will be used in our world scale joint venture in Shanghai, China, contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

        We also operate polyurethane systems houses in Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; and Samuprakam, Thailand.

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. If the use of MTBE in gasoline in the U.S. is further curtailed or eliminated in the future, we believe that we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

  Joint Ventures

        Rubicon Joint Venture.    We and Crompton Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Crompton Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI, TDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

        Chinese MDI Joint Ventures.    In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. The manufacturing joint venture with BASF and three Chinese chemical companies (the "Unconsolidated Chinese Manufacturing JV") will build three plants to manufacture MNB, aniline, and crude MDI. We effectively own 35% of the Unconsolidated Chinese Manufacturing JV. The other joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd. (the "Consolidated Chinese Splitting JV"), will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of the Consolidated Chinese Splitting JV. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued in March 2003, making the joint ventures the first entities with foreign investors to receive a license to construct an integrated MDI plant in China.

        The project is funded by a combination of equity invested by the joint venture partners and borrowed funds. We anticipate that our equity investment in the joint ventures will be approximately $85 million, and of this amount approximately $42 will be an investment in an unconsolidated affiliate. The remaining approximately $43 million will be invested in a consolidated affiliate, which we expect will have approximately $125 million of total capital expenditures through project completion. Upon expected completion in 2006, the production capacity of this facility will be 525 million pounds per year.

  Raw Materials

        The primary raw materials for MDI-based polyurethane chemicals are benzene and PO. Benzene is a widely available commodity that is the primary feedstock for the production of MDI and aniline. Historically, benzene has been the largest component of our raw material costs. We use the benzene produced in our Base Chemicals segment and purchase benzene from third parties to manufacture nitrobenzene and aniline, almost all of which we then use to produce MDI. Our vertical integration provides us with a competitively priced supply of feedstocks and reduces our exposure to supply interruption.

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 55%, 29%, 14% and 2%, respectively, of total raw material costs in 2004. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

  Competition

        Our competition in the polyurethane chemicals business includes BASF, Bayer, Dow and Lyondell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service and product reliability. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

Performance Products

  General

        Our Performance Products segment is organized around three business groups, performance specialties, performance intermediates, and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties business tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 13% in the last ten years due to strong demand in a number of industrial applications, such as epoxy curing agents, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergent and consumer products applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging, and EO, all of which is consumed internally in the production of our downstream products. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of catalyst used in the manufacture of maleic anhydride. We operate 16 Performance Products manufacturing facilities in North America, Europe and Australia.

        Our Products.    We have the annual capacity to produce approximately 960 million pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce DGA™ and substituted propylamines. These products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. and Petfurdo, Hungary. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, solvents and catalysts. Our key amines customers include Akzo, ChevronTexaco, Cognis, Hercules, Monsanto and PPG.

        We have the capacity to produce approximately 2.8 billion pounds of surfactant products annually at our 10 facilities located in North America, Europe and Australia. Our surfactants business is a leading global manufacturer of nonionic, anionic, cationic and amphotenic surfactants products and is characterized by its breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. Our key surfactants customers include Ecolab, Huish, L'Oreal, Monsanto, Nufarm, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We have also developed a process for the manufacture of a higher-molecular-weight LAB product to be used as an additive to lubricants. Our key customers for LAB include Colgate, Henkel, Lubrizol, Procter & Gamble and Unilever.

        We are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We have the capacity to produce approximately 240 million pounds annually at our facility located in Pensacola, Florida. We also own a 50% interest in Sasol-Huntsman GmbH & Co. KG, which owns and operates a facility in Moers, Germany with an annual capacity of 125 million pounds. We supply our catalysts to licensees and to worldwide merchant customers, including supplying catalyst to two of the three other U.S. maleic anhydride producers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, ChevronTexaco, Cook Composites, Dixie, Lubrizol and Reichhold.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

  Industry Overview

        Performance Specialties.    The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps; personal care; lubricant and fuel additives; polyurethane foams; fabric softeners; paints and coatings; refinery processing; water treating
Polyetheramines	polyurethane foams and insulation; construction and flooring; paints and coatings; lubricant and fuel additives; adhesives
Ethyleneamines	lubricant and fuel additives; epoxy hardeners; wet strength resins; chelating agents; fungicides
Morpholines/DGA™ and Gas Treating	hydrocarbon processing; construction chemicals; synthetic rubber; water treating; electronics applications; gas treatment and agriculture
Carbonates	lubricant and fuel additives; agriculture; electronics applications; textile treatment
Specialty Surfactants	agricultural herbicides; construction; paper de-inking

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate with movements in underlying raw materials.

        Morpholine/DGA™.    Morpholine and DGA™ are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA™ is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards and the production of lithium batteries. Also, propylene carbonates have recently received EPA approval for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

        Performance Intermediates.    The following table sets forth the end markets for products made in our performance intermediates business:

Product Group	End Markets
Surfactants
Alkoxylates	household detergents; industrial cleaners; anti-fog chemicals for glass; asphalt emulsions; shampoos; polymerization additives; de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents; liquid detergents; shampoos; body washes; dishwashing liquids; industrial cleaners; emulsion polymerization; concrete superplasticizers; gypsum wallboard
Esters and Derivatives	shampoo; body wash; textile and leather treatment
Nitrogen Derivatives	bleach thickeners; baby shampoo; fabric conditioners; other personal care products
Formulated Blends	household detergents; textile and leather treatment; personal care products; pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
Ethanolamines	wood preservatives; herbicides; construction; gas treatment; metalworking
LAB	consumer detergents; industrial and institutional detergents; synthetic lubricants
EG	polyester fibers and PET bottle resins; antifreeze

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

        Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with unproved performance characteristics, and as a result life cycles for these consumer end products can often be quite short. This affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags petrochemical price movements. However, pricing in recent years has also been adversely affected by the growing purchasing power of "soapers," such as Procter & Gamble and Unilever. The "big box" stores, such as Wal-mart and Costco have also placed pricing pressure along the surfactant value chain.

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and in the last few years has benefited in particular from the conversion to ethanolamines in the formulation of wood treatment products. We believe the ethanolamine market in North America is tight with industry operating rates currently running in excess of 90% of stated capacity. Despite these high operating rates in ethanolamines, there are no new announced capacity expansions. We expect all producers to evaluate debottlenecking initiatives to meet the expected market demand.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Four major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel, Unilever and Colgate Palmolive. We believe that two thirds of the capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, We expect the South American market to grow as detergent demand grows at a faster rate than in more developed countries. We expect any excess LAB capacity in North America to be sold into the growing South American markets.

        For several years through 2002, our LAB business benefited from a market environment where the supply/demand balance for LAB in the Americas was favorable for producers and prices for alternate products had not been very competitive. From a competition perspective, compounds derived from alcohol and its derivatives can be used in place of LAB in certain detergent formulations. In the past several years, a significant amount of new alcohol production capacity has come on stream resulting in lower prices for these alcohol-based compounds. As a result, LAB has become less attractive to buyers who have the option to formulate their products with either of these two raw materials and as a result, margins for LAB producers have come under pressure.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets. EG is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers.

        Maleic Anhydride and Licensing.    The following table sets forth the end markets for products made in our maleic anhydride business:

Product Group	End Markets
Maleic anhydride	boat hulls; automotive; construction; lubricant and fuel additives; countertops; agrochemicals; paper; and food additives
Maleic anhydride catalyst and technology licensing	maleic anhydride and BDO manufacturers

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 57% of U.S. maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial, and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy-efficient, high-percentage-recovery solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology.

        Total U.S. demand for maleic anhydride is approximately 525 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand can be cyclical. Pricing for maleic anhydride in North America over the past several years has been stable. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

  Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our marketing group, which has extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties businesses are organized around end-use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for on-going differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride businesses organize their marketing efforts around their products and geographic regions served. We also provide extensive pre-and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers' unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

        In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot cost effectively be served by our direct sales forces.

  Manufacturing and Operations

        Our Performance Products segment has the capacity to produce approximately 6.5 billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 16 manufacturing locations in North America, Europe and Australia.

        These production capacities are as follows:

	Current capacity
Product Area	North America	Europe		Australia	Total
	(millions of pounds)
Performance Specialties
Amines	415	130	(1)		545
Specialty surfactants	100	100		100	300
Carbonates	75				75
Performance Intermediates
EO	1,000			100	1,100
EG	890			55	945
Surfactants	860	1,590			2,450
Ethanolamines	340				340
LAB	400				400
Maleic anhydride	240	125	(2)		365

(1)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, Netherlands facility by way of a long-term tolling arrangement.

(2)
Represents total capacity of a facility owned by Sasol-Huntsman GmbH & Co. KG, of which we own a 50% interest and Sasol owns the remaining 50% interest.

        Our surfactants and amines facilities are located globally, with broad capabilities in amination, sulfonation and ethoxylation. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

        Our primary EO, EG and ethanolamines facilities are located in Port Neches, Texas and adjacent to the olefins facility operated by our Base Chemicals segment, which results in a stable, cost-effective source of raw material for these ethylene derivatives. The Port Neches, Texas facility also benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

        Our LAB facility in Chocolate Bayou, Texas and our maleic anhydride facility in Pensacola, Florida are both located within large, integrated petrochemical manufacturing complexes operated by Solutia. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations.

        We have recently announced our intention to restructure our European surfactants business. This restructuring is expected to result in a significant downsizing of our Whitehaven, U.K. facility. This downsizing, along with actions at other European facilities, is expected to result in the reduction of approximately 320 employees throughout Europe over the next 15 months.

  Raw Materials

        We currently use approximately 850 million pounds of ethylene produced each year at our Port Arthur and Port Neches, Texas facilities in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products.

        In addition to internally produced raw materials, our performance specialties business purchases over 250 compounds in varying quantities, the largest of which includes ethylene dichloride, caustic soda, synthetic alcohols, paraffin, nonyl phenol, ammonia, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In our performance intermediates business, our primary raw materials, in addition to internally produced and third-party sourced EO, are synthetic and natural alcohols, paraffin, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge. Our maleic anhydride catalyst is toll-manufactured by Engelhard under a long-term contract according to our proprietary methods.

  Competition

        In our performance specialties business, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Equistar, Shell, Cognis, Stepan and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride business, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Koch, Ashland, Lonza and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst business include Scientific Design and BP. In our maleic anhydride technology licensing business, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

Pigments

  General

        We are a leading global manufacturer and marketer of titanium dioxide, which is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, fibers and ceramics. The global titanium dioxide market is characterized by a small number of large, global producers. We operate eight chloride-based and sulfate-based titanium dioxide manufacturing facilities located in North America, Europe, Asia and Africa.

        We offer an extensive range of products that are sold worldwide to approximately 1,500 customers in all major titanium dioxide end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments segment to service local customers, as well as global customers that require delivery to more than one location. Our diverse customer base includes Ampacet, A. Schulman, Akzo Nobel, Atofina, BASF, Cabot, Clariant, ICI, Jotun and PolyOne. Our pigments business has an aggregate annual nameplate capacity of approximately 550,000 tonnes at our eight production facilities. Five of our titanium dioxide manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with Kronos Worldwide, Inc.

        Our Pigments segment is focused on cost control and productivity. In July 2004, we idled 15,000 tonnes of nameplate capacity at our Umbogintwini, South Africa facility, and in November 2004 we idled 40,000 tonnes of nameplate capacity at our Grimsby, U.K. facility, which together represent about 10% of our total titanium dioxide production capacity. Through these closures and other cost saving measures, we will improve our cost position and enhance our ability to compete in the global marketplace. Our other cost saving measures include the optimization of the geographic distribution of our sales, the consolidation of back-office functions and the continued reduction of our fixed and variable costs at each of our manufacturing facilities.

  Industry Overview

        Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, the demand growth rate and its relationship with the GDP growth rate varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. Most recent capacity additions have employed the chloride process technology and, currently, we believe that the chloride process accounts for approximately 70% of global production capacity. However, the global distribution of sulfate- and chloride-based titanium dioxide capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America, and both processes are used in Asia. While most end-use applications can use pigments produced by either process, market preferences typically favor products that are locally available. We believe the chloride and sulfate manufacturing processes compete effectively in the marketplace.

        The global titanium dioxide market is characterized by a small number of large global producers. The titanium dioxide industry currently has five major producers Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks and efficiency improvements. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Because pricing in the industry is driven primarily by supply/demand balance, prices have tended to be driven down by lower capacity utilization during periods of weak demand. The last major greenfield titanium dioxide capacity addition was in 1994. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we do not expect significant additional greenfield capacity in the near future.

        We believe that demand has recovered in 2004. In addition, capacity additions have been limited. These factors have resulted in higher industry operating rates and lower inventory levels.

  Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture titanium dioxide.

        In addition, we have focused on marketing products to higher growth industries. For example, we believe that our pigments business is well-positioned to benefit from the projected growth in the plastics sector which, we expect to grow faster than the overall titanium dioxide market over the next several years.

  Manufacturing and Operations

        Our pigments business has eight manufacturing sites in seven countries with a total capacity of approximately 550,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe. The following table presents information regarding our titanium dioxide facilities:

Region	Site	Annual Capacity (tonnes)	Process
Western Europe	Greatham, U.K Calais, France Huelva, Spain Scarlino, Italy Grimsby, U.K.(1)	100,000 95,000 80,000 80,000 40,000	Chloride Sulfate Sulfate Sulfate Sulfate
North America	Lake Charles, Louisiana(2)	70,000	Chloride
Asia	Teluk Kalung, Malaysia	60,000	Sulfate
Southern Africa	Umbogintwini, South Africa(3)	25,000	Sulfate

Total		550,000

(1)
Reflects the idling of 40,000 tonnes of nameplate capacity at our Grimsby, U.K. facility in November 2004.

(2)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company L.P.

(3)
Reflects the idling of 15,000 tonnes of nameplate capacity at our Umbogintwini, South Africa facility in July 2004.

        We are well positioned to implement a number of low cost expansions of our Greatham, U.K. and Huelva, Spain plants. We are also well positioned to selectively invest in new plant capacity based upon our ICON chloride technology. ICON technology allows for the construction of new capacity with world-scale economics at a minimum nameplate size of 65,000 tonnes. We believe competing chloride technologies typically require a minimum capacity of 100,000 tonnes to achieve comparable economics. Our chloride additions can be more easily absorbed into the market, which provides higher investment returns than larger capacity additions.

  Joint Ventures

        We own a 50% interest in Louisiana Pigment Company L.P., a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner, Kronos Worldwide. We share production offtake and operating costs of the plant equally with Kronos Worldwide, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation.

  Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium-bearing ores. We purchase the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium-bearing ores are sourced from Australia, South Africa and Canada. Ore accounts for approximately 40% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 25% of our variable manufacturing costs.

        The world market for titanium-bearing ores is dominated by Rio Tinto and Iluka, which account for approximately 55% of global supply. Both companies produce a range of ores for use in chloride and sulfate processes. We purchase approximately 75% of our ore from these two producers. New players, such as Taicor in South Africa and VV Minerals in India, have recently entered the market, however, creating an oversupply of most products. Consequently, the price of most titanium-bearing ores has declined in the last five years, and the ability of major producers to control prices has diminished. Given the small number of suppliers and end-users of titanium-bearing ores, we typically enter into longer-term supply agreements with beneficial terms. Approximately 80% of our ore purchases are made under agreements with terms of three to five years.

        Titanium dioxide producers extract titanium from ores and process it into pigmentary titanium dioxide using either the chloride or sulfate process. Once an intermediate titanium dioxide pigment has been produced, it is "finished" into a product with specific performance characteristics for particular end-use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product's performance characteristics.

        The sulfate process generally uses less-refined ores that are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our pigments business. We sell over 50% of the co-products generated by our business.

  Competition

        The global markets in which our pigments business operates are highly competitive. Competition is based primarily on price. In addition, we also compete on the basis of product quality and service. The major global producers against whom we compete are DuPont, Kerr McGee, Kronos and Lyondell. We believe that our competitive product offerings, combined with our presence in numerous local markets, makes us an effective competitor in the global market, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Polymers

  General

        We manufacture and market polypropylene, polyethylene, EPS, EPS packaging and APAO. We consume internally produced and third-party-sourced base petrochemicals, including ethylene and propylene, as our primary raw materials in the manufacture of these products. In our polyethylene, APAO and certain of our polypropylene product lines, we pursue a targeted marketing strategy by focusing on those customers and end use applications that require customized polymer formulations. We produce these products at our smaller and more flexible Polymers manufacturing facilities and generally sell them at premium prices. In our other product lines, including the balance of our polypropylene, EPS and EPS packaging, we maintain leading regional market positions and operate cost-competitive manufacturing facilities. We operate six primary Polymers manufacturing facilities in North America and Australia. We are expanding the geographic scope of our polyethylene business and improving the integration of our European Base Chemicals business through the construction of an integrated, low-cost, world-scale LDPE plant to be located adjacent to our existing olefins facility in Wilton, U.K. Upon completion of this facility, which we expect will occur in late 2007, we will consume approximately 50% of the output from our U.K. ethylene unit in the production of LDPE.

  Our Products

        We have the capacity to produce approximately 430 million pounds of LDPE and 270 million pounds of LLDPE annually at our integrated Odessa, Texas facility. Our polyethylene customer base includes Ashland, Pliant and Sealed Air.

        We produce a variety of grades of LDPE using both the tubular and autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment, including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion, use these differentiated polyethylene resins to provide high clarity, durability and sealability performance characteristics. Liner grade (general-purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. We participate in both market areas, but concentrate our efforts primarily in more differentiated areas.

        Our LLDPE products contain octene copolymers and are sold into applications that require high performance properties such as strength, clarity, processability, and contains few resin imperfections (low gel). These products are used in wide variety of applications such as high performance flexible packaging, high clarity shrink films, barrier films, medical, artificial turf, and irrigation tubing. With our higher-performing product line, we compete with a limited number of competitors on the basis of product performance, and to a lesser extent, price.

        We have the capacity to produce approximately 1 billion pounds of polypropylene annually at three production facilities: Longview, Texas with a capacity of approximately 720 million pounds per year; Marysville, Michigan with a capacity of approximately 185 million pounds per year; and Odessa, Texas with a capacity of approximately 120 million pounds per year. Our polypropylene customer base includes Advanced Composites, Ashland, Kerr, PolyOne and Precise Technologies.

        We employ a variety of technologies to produce different grades of polypropylene, allowing us to participate in a wide range of polypropylene applications. We provide product solutions to processors and OEMs that require special or unique formulations or characteristics. Our products are used extensively in medical applications, caps and closures, higher value automotive parts, consumer durables, and furniture. Our in-reactor TPO products produced at our Marysville, Michigan facility have replaced more expensive compounded plastics. Our Odessa, Texas facility produces grades of polypropylene utilized for medical applications, specialty films and sheets and electronics packaging. These applications have allowed us to realize substantial premium prices over commodity polypropylene.

        We have the capacity to produce approximately 95 million pounds of Rextac® APAO annually at our facility in Odessa, Texas. We are one of only two on-purpose producers of APAO in the U.S.

Rextac® APAO is a proprietary, patented, low molecular weight, amorphous material that utilizes polypropylene as its primary raw material. It is used extensively in roofing materials, hot melt adhesives, laminations and wire and cable coatings. Our products are sold primarily in the U.S., although we also participate in the rapidly growing Asian market. Our APAO customer base includes Firestone Building Products, Kimberly-Clark and Johns Manville.

        We have the capacity to produce approximately 250 million pounds of EPS annually at our facilities in North America and Australia. We sell into the construction industry, where the product is used for insulation, and into the small but rapidly growing insulated concrete form business. The products also are used in electronics and produce packaging applications. Our specialty grades include R-mer™ rubber modified EPS, fire retardant grades and low-pentane formulations. Our EPS customer base includes Aptco, Cellofoam, Life Like Products and Premier Industries.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a world-scale polyethylene production facility. While we export approximately one-third of our ethylene production each year from Wilton, U.K. to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating position and extensive petrochemical infrastructure and logistics at the Wilton site. The announced LDPE facility is planned to have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost approximately $330 million to construct. A grant of approximately $30 million has been awarded by the U.K. government, leaving a cost of $300 million to be borne by us. The facility is expected be operational in late 2007.

  Industry Overview

        Polymers markets are global commodity markets. Demand for polymers tends to be less susceptible to economic cycles than some of our base petrochemicals, as the products are generally sold into the packaging and consumer markets. Demand for LLDPE, which represents the growth segment of the polyethylene sector, and polypropylene has grown at rates well in excess of GDP growth as these products have replaced other polymers and materials (including wood, paper, glass and aluminum) due to their superior performance characteristics. Our polymers are subject to fluctuations in price as a result of supply and demand imbalances and feedstock price movements.

        Competition is based on price, product performance, product quality, product deliverability and customer service. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition that may result from, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the U.S., Europe and elsewhere around the world.

        Polypropylene is one of the most versatile and among the fastest growing of the major polymers. Polypropylene is used in a wide variety of applications including toys, housewares, bottle caps, outdoor furniture, utensils and packaging film. Although polypropylene comes in many formulations, there are three basic grades: homopolymers (derived from the polymerization of propylene), random copolymers (derived from the polymerization of propylene and a small amount of ethylene), and impact copolymers (derived by first polymerizing propylene and then adding a small amount of polymerized ethylene). Polypropylene is rising in popularity relative to other higher cost polymers due to its overall product performance and its relatively low cost of production. Different polypropylene formulations are custom manufactured with a variety of characteristics to accommodate end users. These characteristics include high stiffness, dimensional stability, low moisture absorption, good electrical insulation and optical properties and resistance to acids, alkalis and solvents. New applications have accounted for significant growth in the past decade in areas such as polypropylene film and automotive parts for the replacement of heavier, more expensive materials.

        Polyethylene represents by sales volume the most widely produced thermoplastic resin in the world. There are two basic grades of polyethylene resin, high density and low density. Within low density, there is a further differentiation between LDPE and LLDPE. LDPE is used in a wide variety of applications, including film packaging, molded furniture, toys, wire and cable insulation. While LLDPE is used in many of the same applications as LDPE, it is also used in caps and closures, stretch and shrink binding films and heavy duty shipping sacks due to its high strength characteristics. LLDPE and LDPE are used in a wide variety of industrial and consumer applications, the largest of which is the film market. Flexible films are used in food and consumer packaging, medical applications and wrap film. Liner grade (general purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price.

        EPS serves two primary end markets: the "block" EPS market and the "shape" EPS market. Block EPS is used largely by the construction industry and shape EPS is used largely in packaging applications. Historically, EPS has not been traded as an international commodity. As a result, we believe EPS prices have generally been significantly less volatile than those of other petrochemicals. Producers typically maintain strong links to the approximately 400 domestic molders, leading to product differentiation and customization for clients. Molders are typically small, privately held companies that rely on strong supplier relationships

  Sales and Marketing

        Our polymers business markets over 85% of its products through a direct, salaried sales force. Our sales force is organized by product line and by geographic region. We also utilize distributors to market certain of our products to smaller customers. Due to the diversity of products, technologies, and grades, we are able to compete across a broad range of markets without relying upon a few large customers. Approximately 6% of our polymers sales are channeled through two large distributors, which market to many small customers. No one customer constitutes more than 3% of sales.

  Manufacturing and Operations

        We have the capacity to produce approximately 2.3 billion pounds of polymers at our six plants located in North America and Australia.

        Information regarding these facilities is set forth in the following chart:

	Odessa, Texas	Longview, Texas	Marysville, Michigan	Peru, Illinois	Mansonville Quebec,	West Footscray, Australia	Total
	(millions of pounds)
Ethylene	800						800
Propylene	300						300
LDPE	430						430
LLDPE	270						270
Polypropylene	120	720	185				1,025
APAO	95						95
EPS				185	40	25	250
Styrene						250	250

        Our Odessa, Texas olefins plant produces both ethylene and propylene. Ethylene is transferred to LDPE and LLDPE for polymerization, and is also utilized in polypropylene and APAO copolymer production. Ethylene capacity is greater than current polymer capacity. To maximize ethylene production, we produce cryogenic ethylene and sell it via tank car to customers without pipeline access.

There are only two significant sellers of liquid ethylene, Sunoco and ourselves. This product is sold at a significant premium to market pricing for pipeline delivered ethylene.

        Our Longview, Texas facility is among the newest, most technologically advanced and lowest cost facilities in North America. Incorporating the UNIPOL® gas phase production technology, this facility has the capability to produce a broad range of polypropylene grades. This facility is connected by pipeline to the Mont Belvieu, Texas propylene supply grid and has recently added railcar unloading infrastructure, giving it maximum raw material supply flexibility.

        Our Marysville, Michigan facility's technology is ideally suited to produce special grades of co-polymer polypropylene. This technology allows the plant to produce higher value TPOs, which are used extensively in high-value specialty-automotive applications.

        Our Peru, Illinois EPS facility is one of the world's largest EPS production facilities, with five reactors. The use of our proprietary one-step EPS production technology keeps production costs at the Peru facility among the lowest in the industry. Our Mansonville, Quebec EPS plant is a smaller plant with three reactors. The EPS is used primarily to produce packaging, which has historically been a premium market.

        Our West Footscray, Australia facility, located near Melbourne, is Australia's only producer of styrene and EPS. We also produce phenolic and polyester resins and, in a 50% joint venture with Dow, polystyrene. We also own Australia's largest EPS/EPP molding business, with seven operations around the country.

  Raw Materials

        Our Odessa, Texas facility has access to numerous sources of NGL feedstocks. We operate a feedstock fractionator which separates ethane from other feedstock streams for use in our olefins unit.

        Propylene is the most significant raw material used in the production of polypropylene. At our Longview, Texas and Marysville, Michigan sites we purchase chemical-grade propylene from third parties.

        The primary raw material in the production of EPS is styrene. We purchase styrene for our Peru, Illinois and Mansonville, Quebec facilities at market price from unaffiliated third parties.

  Competition

        In 2004, there were approximately nine domestic producers of LDPE resins, either as LDPE or as LLDPE. The five largest domestic producers of both LDPE and LLDPE in 2004 were ExxonMobil, Dow, Equistar, Westlake and ChevronPhillips.

        There are currently 14 U.S. producers of polypropylene, operating 24 plants. The largest producer and marketer is ExxonMobil, followed by BP, Basell and Atofina. We are the eighth-largest U.S. producer of polypropylene.

        There are ten producers of EPS in North America. We are the second-largest producer of EPS in North America. The other major EPS producers are BASF, NOVA Chemicals, Polioles SA and Styrochem.

Base Chemicals

  General

        We are a highly integrated North American and European producer of olefins and aromatics. We consume a substantial portion of our Base Chemicals products, such as ethylene, propylene and benzene, in our Performance Products and Polyurethanes segments. We believe this integration leads to higher operating rates for our Base Chemical assets, improved reliability of raw material supply for our other segments and reduced logistics and transportation costs. We operate four Base Chemicals manufacturing facilities located on the Texas Gulf Coast and in northeast England. These facilities are equipped to process a variety of oil- and natural gas-based feedstocks and benefit from their close proximity to multiple sources of these raw materials. This flexibility allows us to optimize our operating costs. These facilities also benefit from extensive underground storage capacity and logistics infrastructure, including pipelines, deepwater jetties and ethylene liquefaction facilities.

  Olefins

        In the U.S., we produce ethylene and propylene at our Port Arthur and Port Neches, Texas olefins manufacturing facilities. The Port Arthur steam cracker has the capacity to produce approximately 1.4 billion pounds of ethylene and approximately 800 million pounds of propylene per year and has the capability to process both light and heavy feedstock, giving us the opportunity to maximize profitability with an optimal selection of raw materials. The Port Neches facility has the capacity to produce approximately 400 million pounds of ethylene and approximately 400 million pounds of propylene per year and has the capability to process ethane and propane and to recover ethylene and propylene from refinery off-gas. Ethylene production at our Port Neches facility was idled in June 2001 and has been recently restarted, with full production beginning in the fourth quarter of 2004. Substantial portions of our ethylene and propylene are used downstream in our Performance Products and Polyurethanes segments.

        We believe that our olefins facility at Wilton, U.K. is one of Europe's largest single-site and lowest cost olefins facilities. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 225 million pounds of butadiene per year. The Wilton olefins facility benefits from its North Sea location and significant feedstock flexibility, which allows for processing of naphthas, condensates and NGLs. In addition, the facility benefits from extensive underground storage capacity and logistics infrastructure, including pipelines, deepwater jetties and ethylene liquefaction facilities.

        We are among the largest U.S. producers of butadiene with annual capacity of approximately 900 million pounds. We sell all the butadiene we produce to several large consumers, including Bayer, Bridgestone/Firestone, Invista and Goodyear, who process it further into products such as synthetic rubber for tires, fiber for nylon carpet and foam for carpet backing. Feedstock for our large U.S. butadiene plant includes all of the crude butadiene produced as a byproduct in our olefins unit and crude butadiene purchased on long-term contracts from other olefin producers. Our U.S. butadiene production facility is located in close proximity to a number of our customers' plant locations, allowing us to connect to these customers by pipelines. Our smaller U.K. butadiene facility mainly processes our byproduct mixed C4s butadiene and ships this product almost entirely to customers located in the U.K.; however, butadiene from this facility is also shipped to customers which are primarily located in the U.K., but also to Europe and the U.S.

  Aromatics

        We are among the largest U.S. producers of cyclohexane and have the capacity to produce approximately 630 million pounds of cyclohexane annually at our Port Arthur, Texas facility. Virtually all cyclohexane is converted to other intermediate chemicals used to produce Nylon 6 and Nylon 6,6 synthetic fibers and resins. The nylon fibers are used to manufacture products such as hosiery, upholstery, carpet and tire cord, and the resins are used in engineered plastic applications. The Port Arthur facility extracts benzene from byproduct streams produced by our olefins facility. We also purchase byproduct streams from neighboring facilities.

        We produce aromatics in Europe at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. We are a leading European producer of cyclohexane with 725 million pounds of annual capacity, a leading producer of paraxylene with 800 million pounds of annual capacity and are among Europe's larger producers of benzene with 1,200 million pounds of annual capacity. We use most of the benzene produced by our aromatics operations internally in the production of nitrobenzene for our Polyurethanes business and for the production of cyclohexane. The balance of our European aromatics production is sold to several key customers.

        We also have the capacity to produce approximately 160 million gallons of MTBE annually at our Port Neches, Texas facility. In 2004, we produced approximately 123 million gallons of MTBE from the conversion of byproduct isobutylenes that we extracted from our unit and neighboring refineries. MTBE is blended into gasoline as an octane enhancer and as an oxygenate, which reduces carbon monoxide and other harmful motor vehicle emissions. See "—Environmental, Health and Safety Matters—MTBE Developments."

  Industry Overview

        Petrochemical markets are global commodity markets. However, the olefins market is subject to some regional price differences due to the more limited inter-regional trade resulting from the high costs of product transportation. The global petrochemicals market is cyclical and is subject to pricing swings due to supply and demand imbalances, feedstock prices (primarily driven by crude oil and natural gas prices) and general economic conditions.

        The olefins markets in both North America and Western Europe are supplied by numerous producers, none of whom has a dominant position in terms of its share of production capacity. Major producers include BP, Dow, Equistar, ExxonMobil, Sabic and Shell.

        The aromatics market, which is primarily composed of cyclohexane, benzene and paraxylene, is characterized by several major producers, including BP, ChevronPhillips, Dow, ExxonMobil and Shell. We believe the global markets for most aromatics products have recently recovered from the cyclical lows experienced over the last several years as demand has increased due to recent growth in demand for certain derivative products, including polyester fibers and PET packaging resins. Also, new capacity additions have been limited, which has resulted in higher industry operating rates.

  Sales and Marketing

        In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to operate our facilities at maximum rates, while maintaining very low selling expenses and administration costs. In 2004, over 81% and 83% of our external primary petrochemicals sales volume in North America and Europe, respectively, was made under contracts of a year or more. In addition, we delivered over 78% and 52% of our primary external petrochemical products volume in North America and Europe, respectively, in 2004 by pipeline. Major aromatics customers include BASF, Bayer, Dupont SA, Invista, Rhodia and Solutia. Major olefins customers include BP, Dow, DuPont, EVC, Nova, Shell and Solvay.

        In North America, we benefit from our pipeline system that extends over 600 miles, which we use to transport feedstocks and intermediate and finished products. In the U.K., we own or have access to major pipeline systems connecting our plants to our customers. Our finished product pipelines allow us to ship ethylene, propylene and butadiene directly to our customers at very low cost. Addition of new pipeline connections represents a significant barrier to potential competitors. We believe that the wide coverage of our pipeline system, coupled with the proximity of both customers and suppliers, gives us a competitive advantage both in receiving raw materials and in delivering ethylene and propylene to our key customers.

  Manufacturing and Operations

        The annual production capacities of our olefins and aromatics facilities is set forth below:

	Port Arthur, Texas	Port Neches, Texas		Odessa, Texas(1)	Wilton, U.K.	North Tees, U.K.	Total
	(millions of pounds)
Ethylene	1,400	400	(2)	800	1,900		4,500
Propylene	800	400	(2)	300	880		2,380
Butadiene		900			225		1,125
Paraxylene					800		800
Benzene	480					1,200	1,680
Cyclohexane	630					725	1,355
MTBE(3)		160					160

(1)
Our Odessa, Texas olefins unit primarily provides raw materials for our Polymers segment. As such, the operations of this unit are accounted for in the Polymers segment. See "—Polymers—Manufacturing and Operations" and "—Polymers—Raw Materials."

(2)
Our Port Neches, Texas olefins plant was idled in June 2001 and has been recently restarted with full production beginning in the fourth quarter of 2004.

(3)
Millions of gallons.

  Raw Materials

        The primary raw materials that we use as feedstocks in our Base Chemicals business are hydrocarbons produced as byproducts of the refining crude oil and natural gas, such as ethane, propane and butane. These materials are actively traded on the spot and futures markets and are readily available from multiple sources. We benefit from our locations in Texas, where we neighbor Mont Belvieu, which is a hub for the distribution of these feedstocks, and in the U.K., where we are able to take advantage of our pipeline system and our proximity to refineries located near the North Sea.

        In the U.S., pipelines allow us to transport liquid hydrocarbon feedstocks from Mont Belvieu, Texas to our Port Arthur and Port Neches facilities. We are tied into the extensive industry pipeline grid for receipt of natural gases and NGLs, and have dock and tank facilities for receipt of feedstocks by tanker and barge.

        Our North Tees facility, situated on the northeast coast of England, is near a substantial supply of oil, natural gas and chemical feedstocks. Due to our location at North Tees, we have the option to purchase feedstocks from a variety of sources. However, we have elected to procure the majority of our naphtha, condensates and NGLs from local producers as they have been the most economical sources. In order to secure the optimal mix of the required quality and type of feedstock for our petrochemical operations at fully competitive prices, we regularly engage in the purchase and sale of feedstocks.

  Competition

        The markets in which our base chemicals business operates are highly competitive. Our competitors in the olefins and aromatics business include BP, Dow, Equistar, ExxonMobil, Sabic and Shell. While the market for most of these products is global, prices tend to be set regionally. These industries are characterized by companies that have large market shares in specific regions. The primary factors for competition in this business are price, reliability of supply and customer service. The technology used in these businesses is mature and widely available.

Research and Development

        On a historical basis, for the years ended December 31, 2004, 2003 and 2002, we spent $61.5 million, $54.8 million and $23.8 million, respectively, on research and development of our products.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are currently located in Austin, Texas and Everberg, Belgium. Other regional development/technical service centers are located in Odessa, Texas (polymers); Billingham, England (pigments); Auburn Hills, Michigan (polymers and polyurethanes for the automotive industry); West Deptford, New Jersey, Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Ascot Vale, Australia and Oldbury, U.K. (surfactants), and Port Neches, Texas and Wilton, U.K. for process engineering support. We have announced that we intend to close our Austin facility in mid-2005 and our West Deptford and Oldbury facilities in late 2005. We intend to relocate the research and development capabilities of the Austin and West Deptford facilities to a new research and development center in The Woodlands, Texas that we expect to open in 2005.

        We have leading technology positions, which contribute to our status as a low cost producer. Coordinated research, engineering and manufacturing activities across production and research and development locations facilitate these low cost positions.

Intellectual Property Rights

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 232 unexpired U.S. patents, approximately 49 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 681 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality agreements into which we enter and have entered will not be breached, that they will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

        In addition to our own patents and patent applications and proprietary trade secrets and know-how, we are a party to certain licensing arrangements and other agreements authorizing us to use trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also have licensed or sub-licensed intellectual property rights to third parties.

        We have associated brand names with a number of our products, and we have approximately 47 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 480 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

Employees

        As of December 31, 2004, we employed approximately 9,100 people in our operations around the world. Approximately 2,700 of these employees are located in the U.S., while approximately 6,400 are located in other countries. We believe our relations with our employees are good.

Environmental, Health and Safety Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2004, 2003 and 2002, our capital expenditures for EHS matters totaled $54.2 million, $46.8 million and $30.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or liquidity.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, we have paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, alleged nuisance odors, and alleged upset air emissions. We have investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $174,219 for the alleged upset violations and $83,250 for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

        By letter dated November 29, 2004, the TCEQ notified us that it intends to pursue an enforcement action as a result of approximately 25 separate upset emission events occurring at our Port Arthur facility between August 2003 and September 2004. TCEQ alleges that each upset event is a separate violation of its air emission rules. TCEQ has not yet proposed a penalty associated with these alleged violations. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $35.1 million and $34.9 million for environmental liabilities as of December 31, 2004 and 2003, respectively. Of these amounts, approximately $7.7 million and $8.6 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2004 and 2003, respectively, and approximately $27.4 million and $26.3 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2004 and 2003, respectively. These accruals include approximately $13.9 million and $6.5 million, respectively, for environmental remediation liabilities. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

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

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for our MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

Available Information

        We maintain an Internet website at http://www.huntsman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file this material with the SEC. We also provide electronic or paper copies of our SEC filings free of charge upon request.

ITEM 2. PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	—	Executive Offices
The Woodlands, Texas(1)	—	Operating Headquarters
Geismar, Louisiana(2)	Polyurethanes	MDI, TDI, Nitrobenzene(5), Aniline(5) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
West Deptford, New Jersey(3)	Polyurethanes	Polyurethane Systems House and Research Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Everberg, Belgium	Polyurethanes	Polyurethane Research Facility
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Port Neches, Texas(4)	Polyurethanes, Performance Products and Base Chemicals	Olefins, Aromatics, EO, EG, Amines and PO Manufacturing Facilities
Wilton, U.K.	Polyurethanes and Base Chemicals	Olefins and Aromatics Manufacturing Facilities and Aniline and Nitrobenzene Manufacturing Facilities
Austin, Texas(6)	Performance Products	Research Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Chocolate Bayou, Texas(1)(7)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(7)	Performance Products	Maleic Anhydride Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Botany, Australia	Performance Products	Surfactant Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Guelph, Ontario(8)	Performance Products	Surfactant Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain	Performance Products	Surfactant Manufacturing Facility
Oldbury, U.K(1)(8)	Performance Products	Surfactants Research Facility
Warley, U.K(1)(8)	Performance Products	Surfactants Regional Headquarters
Whitehaven, U.K.(9)	Performance Products	Surfactant Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(10)	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility

Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
Warrenville, IL(1)	Pigments	Titanium Dioxide North American Technical and Commercial Center
Peru, Illinois	Polymers	EPS Manufacturing Facility
Marysville, Michigan	Polymers	Polypropylene Manufacturing Facility
Longview, Texas(1)	Polymers	Polypropylene Manufacturing Facility
Odessa, Texas	Polymers	Polyethylene Manufacturing Facility
Mansonville, Quebec	Polymers	EPS Manufacturing Facility
West Footscray, Australia	Polymers	Polymers Manufacturing Facility
Port Arthur, Texas	Base Chemicals	Olefins and Aromatics Manufacturing Facility
Sour Lake, Texas	Base Chemicals	Various finished raw materials pipelines and storage facilities
North Tees, U.K.(1)	Base Chemicals	Aromatics Manufacturing Facility and Logistics & Storage Assets

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI, TDI and polyol facilities, and Rubicon LLC, a manufacturing joint venture with Crompton Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Crompton Corporation and our wholly-owned assets at Geismar.

(3)
We intend to close this facility in late 2005.

(4)
The Port Neches ethylene plant was idled in 2001 and was recently re-started, with full production beginning in the fourth quarter of 2004.

(5)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(6)
We intend to close this facility in mid-2005. We will relocate the operations to a new facility in The Woodlands, Texas. Please see "—Research and Development."

(7)
These plants are operated by Solutia under long-term operating agreements. Solutia and certain of its affiliates have filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We expect that Solutia will continue to operate these plants, although no assurance can be given at this time. During the course of the bankruptcy proceeding, it is possible that Solutia may reject any of the agreements under which it operates the plants. It is also possible that Solutia's reorganization under Chapter 11 may fail and that it would proceed to a liquidation under Chapter 7. If Solutia were to discontinue operation of any of these plants, it may be difficult to arrange for uninterrupted operation.

(8)
We intend to close this facility in the second half of 2005.

(9)
We intend to substantially reduce our operations at this site.

(10)
50%-owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of Kronos Worldwide, Inc.

ITEM 3. LEGAL PROCEEDINGS

        We have settled certain claims relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims") during and prior to the second quarter of 2004. Substantially all of the titanium dioxide that was the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims as of December 31, 2004.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Claims filed during period	1	1	0
Claims resolved during period	2	2	0
Claims unresolved at end of period	3	4	5

        The five Discoloration Claims unresolved at the end of 2002 included three claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2003, we settled claims for approximately $77.7 million, all of which was paid by our insurers or ICI. The four Discoloration Claims unresolved at the end of 2003 included two claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2004, we settled claims for approximately $45.3 million, approximately $30.4 million of which was paid by our insurers or ICI and approximately $14.9 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. The three Discoloration Claims unresolved on December 31, 2004 asserted aggregate damages of approximately $6.7 million. A liability has been accrued for these Discoloration Claims. In March 2005, one of these Discoloration Claims was amended to assert additional damages of approximately $56 million. Based on our understanding of the merits of this claim and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of December 31, 2004 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers, and we lodged an application for leave to appeal that decision. Leave to appeal was granted in December 2004. We expect the appeal to be heard during the third quarter of 2005.

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

We believe that we have valid defenses to these claims and, to the extent that we are not able to otherwise reach an appropriate resolution of these claims, we intend to defend them vigorously.

        In addition, we have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our ten-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

We have never made any payments with respect to these cases. As of December 31, 2004, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, we had accrued reserves of $0.9 million relating to three of these 31 cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Item 1—Business—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        As of the date of this report, there was no established public trading market for any class of our membership interests.

Holders

        As of the date of this report, Huntsman Corporation was the only holder of record of our membership interests. For more information, see "Item 1—Business—Ownership and History" above.

Distributions

        The Company is party to a tax sharing agreement with HMP. The terms of the agreement require the Company to make payment to HMP for taxes that are attributable to the Company's operations, or any of the Company's subsidiaries' operations, as well as for taxes that are attributable to HMP's items of income and expense. The Company is also a party to tax sharing agreements with its subsidiaries. The terms of those agreements require the subsidiaries to make payment to the Company for taxes that are attributable to the subsidiaries' operations.

        The restrictions contained in the indentures governing our notes, may prevent us from making any "restricted payments," including (i) any dividends, distributions or other payments to holders of our equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of our equity interests, subject to certain exceptions contained in such indentures.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data for our Company as of the dates and for the periods indicated. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December31,
	2004	2003	2002	2001	2000
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$10,331.2	$6,567.8	$2,661.0	$2,757.4	$3,325.7
Gross profit	1,126.6	608.0	240.0	90.8	128.7
Restructuring, impairment and plant closing costs (credit)	290.3	37.9	(1.0)	588.5	—
Operating income (loss)	293.3	173.3	66.3	(709.4)	(78.7)
Loss before cumulative effect of accounting changes	(176.8)	(248.2)	(202.4)	(842.8)	(138.6)
Cumulative effect of accounting changes (a)	—	—	169.7	0.1	—
Net loss	(176.8)	(248.2)	(32.7)	(842.7)	(138.6)
Other Data:
Depreciation and amortization	$445.2	$318.8	$152.7	$197.5	$200.3
Capital expenditures	209.6	(185.2)	(70.2)	(76.4)	90.3
Balance Sheet Data (at period end):
Total assets	$8,244.9	$7,714.9	$2,456.4	$2,357.4	$3,543.8
Total debt	5,941.3	5,587.6	1,736.1	2,450.5	2,268.6
Total liabilities	8,313.2	7,630.9	2,426.3	3,046.3	3,322.3

(a)
In 2002, we adopted SFAS No. 141, "Business Combinations" resulting in an increase of $169.7 million in the carrying value of our investment in HIH to reflect the proportionate share of the underlying net assets. In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in a cumulative increase in net loss of $0.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information, we have consolidated the operations and elimination entries of related parties for HIH for the year ended December 31, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH on the date indicated or that may be expected in the future.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations is followed by a supplemental discussion captioned "Supplemental Discussion of Results of Operations for the Restricted Group for the Year Ended December 31, 2004" that provides information with respect to our restricted group, excluding HIH. In the "Supplemental Discussion of Results of Operations for the Restricted Group for the Year Ended December 31, 2004" below and in certain other places in this report that deal with our restricted group, the terms "we," "our," "us," "HLLC" and "Huntsman LLC" refer to Huntsman LLC and its restricted subsidiaries (and not its unrestricted subsidiaries).

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemical products. Our products are used in a wide range of applications, including those in the adhesives, automotive, construction products, durable and non-durable consumer products, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa. Our business is organized around our five segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals. The major products of each operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols
Pigments	Titanium dioxide ("TiO2")
Polymers	Ethylene (produced at our Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, paraxylene and cyclohexane

        Our products are divided into two broad categories—differentiated and commodity chemicals. These segments can be divided into two broad categories: differentiated and commodity. Our Polyurethanes and Performance Products segments produce differentiated products, and our Pigments, Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our five operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        Growth in our Polyurethanes segment has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. In 2004, the profitability of our Polyurethanes segment improved due to increased demand in several of our key industrial end markets, including aerospace, automotive and construction products. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, propylene and chlorine.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "Item 1—Business—Environmental, Health and Safety Matters—MTBE Developments" above for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. In 2004, overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations have limited our ability to increase prices in response to higher raw material costs. In EG, higher industry capacity utilization rates in 2004 due to stronger demand in the PET resin and Asian fiber markets have resulted in higher profitability.

        Historically, demand for titanium dioxide pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for titanium dioxide, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year.

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Base Chemicals segment has improved in 2004 as demand has strengthened and average selling prices and profit margins have increased in most of our product lines.

        For a discussion of recent developments affecting our Company, see "Part I. Item 1. Business—Recent Developments."

Results of Operations (Historical)

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 and Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (Dollars in Millions)

				Percent Change
	Years ended December 31,
				2004 vs. 2003	2003 vs. 2002
	2004	2003(2)(3)	2002
Revenues	$10,331.2	$6,567.8	$2,661.0	57%	147%
Cost of goods sold	9,204.6	5,959.8	2,421.0	54%	146%

Gross profit	1,126.6	608.0	240.0	85%	153%
Operating expenses	543.0	396.8	174.7	37%	127%
Restructuring and plant closing costs (credits)	290.3	37.9	(1.0)	NM	NM

Operating income	293.3	173.3	66.3	69%	161%
Interest expense, net	(548.5)	(391.8)	(192.7)	40%	103%
Loss on sale of accounts receivable	(15.6)	(20.4)	—	(24)%	NM
Equity in income (losses) of unconsolidated affiliates	3.9	(36.8)	(31.1)	NM	NM
Other expense	(25.7)	—	(7.6)	NM	NM

Loss before income taxes and minority interests	(292.6)	(275.7)	(165.1)	6%	67%
Income tax benefit (expense)	50.8	(40.1)	(8.5)	NM	NM
Minority interest in subsidiaries' loss (income)	65.0	67.6	(28.8)	4%	NM
Cumulative effect of accounting change	—	—	169.7	NM	NM
Net loss	(176.8)	(248.2)	(32.7)	(29)%	NM
Interest expense, net	548.5	391.8	192.7	40%	103%
Income tax (expense) benefit	(50.8)	40.1	8.5	NM	NM
Cumulative effect of accounting change	—	—	(169.7)	NM	NM
Depreciation and amortization	445.2	318.8	152.7	40%	109%

EBITDA(1)	$766.1	$502.5	$151.5	52%	NM

NM—Not meaningful.

        Included in EBITDA are the following unusual items of income (expense):

	Years ended December 31,
	2004	2003	2002
Early extinguishment of debt	$(25.6)	$—	$(6.7)
Legal and contract settlement expense, net	(15.1)	(2.0)	—
Loss on sale of accounts receivable	(15.6)	(20.4)	—
Asset writedowns	—	(3.0)	—
Reorganization costs	—	—	(18.6)
Cumulative effect of accounting change	—	—	169.7
Restructuring and plant closing (costs) credits:
Polyurethanes	$(36.9)	$(11.0)	$—
Performance Products	(97.5)	(22.1)	(4.3)
Pigments	(123.3)	(6.5)	—
Polymers	(13.6)	(0.8)	5.3
Base Chemicals	(16.7)	—	—
Corporate and other	(2.3)	2.5	—

Total restructuring and plant closing (costs) credits	(290.3)	(37.9)	1.0

Total unusual items of (expense) income included in EBITDA	$(346.6)	$(63.3)	$145.4

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements.

  Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

  We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net loss and to our cash provided by (used in) operations:

	Years ended December 31,
	2004	2003	2002
EBITDA	$766.1	$502.5	$151.5
Depreciation and amortization expense	(445.2)	(318.8)	(152.7)
Interest expense, net	(548.5)	(391.8)	(192.7)
Income tax benefit (expense)	50.8	(40.1)	(8.5)
Cumulative effect of accounting changes	—	—	169.7

Net loss	(176.8)	(248.2)	(32.7)
Cumulative effect of accounting changes	—	—	(169.7)
Equity in income (losses) of investment in unconsolidated affiliates	(3.9)	36.8	31.1
Depreciation and amortization expense	445.2	318.8	152.7
Noncash restructuring, plant closing and asset impairment charges (credits)	138.0	9.7	(5.3)
Noncash interest expense	142.6	97.9	7.6
Deferred income taxes	(79.7)	8.1	—
Unrealized gains on foreign currency transactions	(66.8)	(46.7)	—
Other, net	(37.0)	(54.8)	25.1
Changes in operating assets and liabilities	(215.4)	94.0	70.8

Net cash provided by operating activities	$146.2	$215.6	$79.6

(2)
On May 9, 2003, HMP, our parent, completed the HIH Consolidation Transaction. Accordingly, effective May 1, 2003, HIH became a consolidated subsidiary of our Company. As of May 1, 2003, HIH's total assets of $5,187.1 million (including cash of $62.2 million), total liabilities of

  $4,889.2 million, and minority interest of $1.0 million were consolidated into our Company. In addition, we recorded a minority interest of $111.1 million to reflect HMP's 40% interest in HIH.

(3)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

Year ended December 31, 2004 (Historical) compared to year ended December 31, 2003 (Historical)

        For the year ended December 31, 2004, we had a net loss of $176.8 million on revenues of $10,331.2 million compared to a net loss of $248.2 million on revenues of $6,567.8 million for 2003. The decrease of $71.4 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $3,763.4 million, or 57%, to $10,331.2 million from $6,567.8 million during 2003. Approximately 44% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the entire period in 2004. The remaining approximately 56% of the increase was due to higher average selling prices in all our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Pigments, Polymers and Base Chemicals segments. For details of the changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2004 increased by $518.6 million, or 85%, to $1,126.6 million from $608.0 million in 2003. Approximately 34% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the entire period in 2004. The remaining approximately 66% of the increase was due to higher contribution margins as average selling prices increased more than raw material and energy costs in 2004 as compared with 2003.

  •
  Operating expenses for the year ended December 31, 2004 increased by $146.2 million, or 37%, to $543.0 million from $396.8 million in 2003. This increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the entire period in 2004. Excluding the effect of the HIH Consolidation Transaction, operating expenses are down approximately 5%.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2004 increased by $252.4 million to $290.3 million from $37.9 million in 2003. This increase was in part due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2004 increased by $156.7 million to $548.5 million from $398.1 million for 2003. This increase was due primarily to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the entire period in 2004.

  •
  Loss on HI's accounts receivable securitization program decreased $4.8 million, or 24%, to a loss of $15.6 million for the year ended December 31, 2004 as compared to a loss of $20.4 million for 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued.

  •
  Income tax benefit increased by $90.9 million to a benefit of $50.8 million for the year ended December 31, 2004 as compared to income tax expense of $40.1 million for the year ended December 31, 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income in certain tax jurisdictions. During 2004, additional pre-tax losses were recorded in jurisdictions where tax benefits were provided and additional pre-tax income was recorded in jurisdictions where tax expense was not provided, net of valuation allowances. In addition, during the year ended December 31, 2004 we recognized non-recurring benefits in Spain, France and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The following table sets forth certain financial information for each of our operating segments:

	Year Ended December 31,
			Percentage Change
	2004	2003
	(in millions)
Revenues
Polyurethanes	$2,877.4	$1,562.4	84%
Performance Products	1,927.8	1,507.7	28%
Pigments	1,048.1	678.9	54%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	3,859.0	2,152.7	79%
Eliminations	(832.9)	(489.4)	(70)%

Total	$10,331.2	$6,567.8	57%

Segment EBITDA
Polyurethanes	$364.0	$176.0	107%
Performance Products	91.0	125.6	(28)%
Pigments	(30.0)	64.7	NM
Polymers	77.6	80.8	(4)%
Base Chemicals	276.2	40.7	NM
Corporate and other	(12.7)	14.7	NM

Total	$766.1	$502.5	52%

NM—Not Meaningful

Polyurethanes

        For the year ended December 31, 2004, Polyurethanes revenues increased by $1,315.0 million, or 84%, from 2003. Approximately 56% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 44% increase in Polyurethanes revenues was primarily due to higher average selling prices and higher sales volumes for MDI. MDI revenues increased by approximately 32%, resulting from approximately 10% higher sales volumes and approximately 22% higher average selling prices. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extensions of markets for MDI and recent improvements in global economic conditions.

        For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $188.0 million, or 107%, to $364.0 million from $176.0 million for 2003, approximately 31% of which was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 69% of the increase, exclusive of restructuring costs resulted mainly from higher contribution margins as average selling prices increased more than raw materials and energy costs. For the year ended December 31, 2004 and 2003, restructuring charges of $36.9 million and $11.0 million, respectively, were included in segment EBITDA.

Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $420.1 million, or 28%, from 2003. Approximately 43% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining increase in revenues resulted primarily from higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by approximately 15% in response to higher raw material and energy costs, improved market conditions and the strength of the Australian dollar versus the U.S. dollar. Sales volumes declined by 2% as higher volumes of amines and maleic anhydride were more than offset by lower sales of surfactants and LAB. The reduction in surfactants sales volumes was due principally to increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA decreased by $34.6 million, or 28%, to $91.0 million from $125.6 million for 2003. The decrease in EBITDA resulted primarily from restructuring charges. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring charges of $97.5 million and $22.1 million, respectively. For a further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, segment EBITDA increased by $40.8 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Pigments

        For the year ended December 31, 2004, Pigments revenues increased by $369.2 million, or 54%, from 2003. Approximately 90% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 10% of the increase in revenues was due to higher average sales prices. The growth in sales volumes was primarily due to increased demand in Asia. Average selling prices benefited from the strength of major European currencies versus the U.S. dollar.

        Pigments segment EBITDA for the year ended December 31, 2004 decreased by $94.7 million to a loss of $30.0 million from income of $64.7 million for 2003, due primarily to increased restructuring expenses. During the year ended December 31, 2004 and 2003, our Pigments segment recorded restructuring and asset impairment charges of $123.3 million and $6.5 million, respectively.

Polymers

        For the year ended December 31, 2004, Polymers revenues increased by $296.3 million, or 26%, to $1,451.8 million from $1,155.5 million 2003 due mainly to approximately 22% higher average selling prices and approximately 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million to $77.6 million from $80.8 million for 2003. The decrease in segment EBITDA was primarily due to a $13.6 million restructuring charge related to the closure of an Australian manufacturing unit. Higher contribution margins resulted as average selling prices increased more than raw material costs and the strengthening of the Australian dollar versus the U.S. dollar.

Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $1,706.3 million, or 79%, from 2003. Approximately 29% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining increase in revenue is due to approximately 60% higher average selling prices and approximately 1% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs. Sales volumes increases were principally the result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $235.5 million to $276.2 million from $40.7 million for 2003. Only 13% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, segment EBITDA increased primarily as a result of higher contribution margins as average selling prices increased more than raw material and energy costs.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $27.4 million to a loss of $12.7 million from income of $14.7 million for 2003, primarily due to higher expenses associated with the early extinguishment of debt.

Year Ended December 31, 2003 (Historical) Compared to Year Ended December 31, 2002 (Historical)

        For the year ended December 31, 2003, we had a net loss of $248.2 million on revenues of $6,567.8 million, compared to net loss of $32.7 million on revenues of $2,661.0 million for 2002. The decrease of $215.5 million in net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2003 increased by $3,906.8 million to $6,567.8 million from $2,661.0 million during 2002 primarily due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction, we experienced higher average selling prices in all of our segments and higher sales volumes in our Performance Products and Polymers segments. For details of our changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2003 increased by $368.0 million to $608.8 million from $240.0 million in 2002. This increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction, gross profit declined by approximately 11%. This decrease was primarily attributable to lower contribution margins as average selling prices decreased more than raw material and energy costs.

  •
  Operating expenses for the year ended December 31, 2003 increased by $222.1 million to $396.8 million from $174.7 million in 2002. This increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction, operating expenses declined by approximately 10%. This decline was primarily due to reorganization costs of $18.6 million incurred in 2002.

  •
  During the year ended December 31, 2003, we recorded restructuring, plant closing and asset impairment charges of $37.9 million compared to a $1.0 million credit for the year ended

    December 31, 2002. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2003 increased by $199.1 million to $391.8 million from $192.7 million for 2002. This increase was entirely due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction, net interest expense decreased to $150.3 million. The decrease was primarily due to a net reduction of debt as a consequence of our restructuring, which was completed on September 30, 2002.

  •
  Loss on HI's accounts receivable securitization program increased to a loss of $20.4 million for the year ended December 31, 2003 as compared to a loss of $0.0 million for 2002. This increase was entirely due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued.

  •
  Income tax expense increased $31.6 million to an expense of $40.1 million for the year ended December 31, 2003 as compared to an expense of $8.5 million for 2002. This increase was primarily due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction, income tax expense increased by 88%. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

  •
  Minority interest in subsidiary losses increased by $96.4 million to income of $67.6 million for the year ended December 31, 2003 as compared to a loss of $28.8 million for 2002. This increase was due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003.

  •
  Cumulative effect of accounting changes resulted in an increase to net income of $169.7 million for the year ended December 31, 2002. This increase was due to the effects of the initial adoption of SFAS No. 141 "Business Combinations." The adoption of SFAS No. 141 resulted in the increase in the carrying value of our investment in HIH to reflect our proportionate share of the underlying assets. Effective June 30, 1999, Huntsman Specialty, our consolidated subsidiary, transferred its PO business to HIH. The transfer of our PO business was recorded at the net book value of the assets and liabilities transferred. The carrying value of our investment in HIH was less than our proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Prior to the adoption of SFAS No. 141, this difference was being accreted to income over a 20-year period.

        The following table sets forth certain financial information for each of our operating segments:

	Historical Year Ended December 31,
			% Change
	2003	2002
	(in millions)
Revenues
Polyurethanes	$1,562.4	$—	NM
Performance Products	1,507.7	1,028.2	47%
Pigments	678.9	—	NM
Polymers	1,155.5	840.2	38%
Base Chemicals	2,152.7	996.2	116%
Eliminations	(489.4)	(203.6)	140%

Total	$6,567.8	$2,661.0	147%

Segment EBITDA(1)
Polyurethanes	$176.0	$—	NM
Performance Products	125.6	164.4	(24)%
Pigments	64.7	—	NM
Polymers	80.8	74.7	8%
Base Chemicals	40.7	44.7	(9)%
Corporate and other	14.7	(132.6)	NM

Total	$502.5	$151.2	232%

(1)
Segment EBITDA is defined as net income (loss) from continuing operations before interest, income taxes and depreciation and amortization. Segment EBITDA for the year ended December 31, 2002 excludes the impacts of a cumulative effect of accounting change credit of $169.7 million.

Polyurethanes

        For the year ended December 31, 2003, Polyurethanes revenues increased by $1,562.4 million to $1,562.4 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003.

        For the year ended December 31, 2003, Polyurethanes segment EBITDA increased by $176.0 million to $176.0 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003.

Performance Products

        For the year ended December 31, 2003, Performance Products revenues increased by $479.5 million, or 47%, to $1,507.7 million from $1,028.2 million in 2002. Approximately 82% of the increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, higher revenues resulted mainly from increases in average selling prices of 1% and sales volumes of 5%.

        For the year ended December 31, 2003, Performance Products segment EBITDA fell by $38.8 million to $125.6 million from $164.4 million in 2002, approximately 47% of which was due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, lower EBITDA resulted mainly from lower contribution margins as average selling prices increased more slowly than raw material costs.

Pigments

        For the year ended December 31, 2003, Pigments revenues increased by $678.9 million to $678.9 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003.

        For the year ended December 31, 2003, Pigments segment EBITDA increased by $64.7 million to $64.7 million from $0.0 million in 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003.

Polymers

        For the year ended December 31, 2003, Polymers revenues increased by $315.3 million, or 38%, to $1,155.5 million from $840.2 million in 2002. Overall sales volumes increased by 9% and average selling prices increased by 13%. Polyethylene revenues increased by 22%, as average selling prices increased 19% primarily in response to higher underlying raw material and energy costs, and sales volumes increased 2%. After giving effect to the shutdown of a manufacturing line in Odessa, Texas, polypropylene revenues increased by 11%, as average selling prices increased by 11% primarily in response to higher raw material and energy costs and increased industry operating rates. APAO revenues increased by 29%, as average selling prices increased 5% due to changes in product mix, and sales volumes increased 24% as the result of increased export sales and increased sales into the roofing market. EPS revenues increased by 10%, as average selling prices increased 16% primarily in response to higher underlying raw material and energy costs, while sales volumes decreased 5% due to import competition. Australian styrenics revenues increased by 25%, resulting from an increase in average selling prices of 18%, 17% of which was attributable to the strength of the Australian dollar versus the U.S. dollar, and an increase in sales volumes of 6%.

        For the year ended December 31, 2003, Polymers segment EBITDA increased by $6.1 million to $80.8 million from $74.7 million in 2002. The increase in EBITDA is due to higher contribution margins as average selling prices increased more than raw material costs.

Base Chemicals

        For the year ended December 31, 2003, Base Chemicals revenues increased by $1,156.5 million, or 116%, to $2,152.7 million from $996.2 million in 2002. Approximately 79% of the increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, higher revenues resulted mainly from increases in average selling prices of 28%, partially offset by a decrease in overall sales volumes of 3%. Average selling prices increased in response to higher raw material and energy costs.

        For the year ended December 31, 2003, Base Chemicals segment EBITDA decreased by $4.0 million to $40.7 million from $44.7 million in 2002. Segment EBITDA increased as a result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, EBITDA decreased by $50.7 million, primarily due to lower contribution margins as average selling prices decreased more than raw material and energy costs, and $19.9 million in costs related to a planned maintenance shutdown.

Corporate and Other

        Corporate and other includes corporate overhead, loss on the accounts receivable securitization program, minority interest in earnings of consolidated subsidiaries and unallocated foreign exchange gains and losses. For the year ended December 31, 2003, EBITDA from corporate and other items increased by $147.3 million to a loss of $132.6 million from a gain of $14.7 million in 2002. This increase was primarily due to increased unallocated foreign exchange gains resulting from the HIH Consolidation Transaction on May 1, 2003 and reduced restructuring costs of $25.7 million and a change in the minority interest in the income or losses of subsidiaries of $96.4 million.

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH was a consolidated subsidiary as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003. To complete the pro forma information we have consolidated the additional operations and elimination entries of related parties for HIH for the year ended December 31, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH on the date indicated or that may be expected in the future.

Results of Operations (Pro Forma)

Year Ended December 31, 2004 (Historical) Compared to Year Ended December 31, 2003 (Pro Forma) (Dollars in Millions)

	Years ended December 31,
			Percent Change
	2004	2003
	(Historical)	(Pro Forma)
Revenues	$10,331.2	$8,207.7	26%
Cost of goods sold	9,204.6	7,422.8	24%

Gross profit	1,126.6	784.9	44%
Operating expenses	543.0	497.5	9%
Restructuring and plant closing costs	290.3	55.0	NM

Operating income	293.3	232.4	26%
Interest expense, net	(548.5)	(505.0)	9%
Loss on sale of accounts receivable	(15.6)	(32.4)	(52)%
Equity in income of unconsolidated affiliates	3.9	2.2	77%
Other expense	(25.7)	(2.2)	NM

Loss before income taxes and minority interests	(292.6)	(305.0)	(4)%
Income tax benefit (expense)	50.8	(37.7)	NM
Minority interest in subsidiaries' loss	65.0	93.6	(31)%

Net loss	(176.8)	(249.1)	(29)%
Interest expense, net	548.5	505.0	9%
Income tax (benefit) expense	(50.8)	37.7	NM
Depreciation and amortization	445.2	410.0	9%

EBITDA (1)(2)	$766.1	$703.6	9%

NM—Not meaningful.

        Included in EBITDA are the following unusual items of income (expense):

	Years ended December 31,
	2004	2003
Early extinguishment of debt	$(25.6)	$—
Legal and contract settlement expense, net	(15.1)	(2.0)
Loss on sale of accounts receivable	(15.6)	(32.4)
Asset write down	—	(5.8)
Restructuring and plant closing costs:
Polyurethanes	$(36.9)	$(28.1)
Performance Products	(97.5)	(22.1)
Pigments	(123.3)	(6.5)
Polymers	(13.6)	(0.8)
Base Chemicals	(16.7)	—
Corporate and other	(2.3)	2.5

Total restructuring and plant closing costs	(290.3)	(55.0)

Total unusual items of (expense) income included in EBITDA	$(346.6)	$(95.2)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

(2)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

Year Ended December 31, 2004 (Historical) Compared to Year Ended December 31, 2003 (Pro Forma)

        For the year ended December 31, 2004, we had a net loss of $176.8 million on revenues of $10,331.2 million compared to a net loss of $249.1 million on revenues of $8,207.7 million for the same period in 2003. The decrease of $72.3 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $2,123.5 million, or 26%, as compared to 2003 due to higher average selling prices in all of our operating segments and higher sales volumes in our Polyurethanes, Pigments, Polymers and Base Chemicals segments. For details of changes in our selling prices and sales volumes, see the discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2004 increased by $341.7 million, or 44%, as compared to 2003. This increase, which occurred in all our segments, was mainly the result of higher contribution margins in 2004 as average selling prices increased more than raw material and energy costs.

  •
  Operating expenses for the year ended December 31, 2004 increased by $45.5 million, or 9%, as compared to 2003 primarily resulting from a $29.6 million reduction in foreign exchange gains and a $15.1 million expense associated with the settlement of Discoloration Claims. Except for these items, operating expenses were relatively stable in U.S. dollar terms.

  •
  Restructuring and plant closing costs for the year ended December 31, 2004 increased by $235.3 million to $290.3 million from $55.0 million in the same period in 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2004 increased by $43.5 million, or 9%, as compared to 2003 primarily due to additional debt and higher interest rates on our borrowings in 2004 as compared to 2003. In addition, interest expense increased as a result of the compounding of interest on the HIH Discount Notes (as defined below). Until maturity, accrued interest on the HIH Discount Notes is added to the principal balance, and not paid in cash.

  •
  In the year ended December 31, 2004, losses on the sale of our accounts receivable decreased by $16.8 million, or 52%, when compared with 2003. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in 2004 as compared to 2003, primarily in response to an amendment to our accounts receivable securitization program that permits euro-denominated debt, thereby reducing the need for foreign currency hedge contracts.

  •
  Other expense for the year ended December 31, 2004 increased by $23.5 million to $25.7 million from $2.2 million in the same period of 2003, primarily due to losses on early extinguishment of debt.

  •
  Income tax benefit increased by $88.5 million to a benefit of $50.8 million for the year ended December 31, 2004 as compared to an expense of $37.7 for 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income and the tax jurisdictions in which the changes to pre-tax income occurred. During the current period, additional pre-tax losses were recorded in jurisdictions where a tax benefit is provided and additional pre-tax income was recorded in jurisdictions where tax expense is not provided, net of valuation allowances. We have established valuation allowances against our U.S. operations. Accordingly, substantially all of the $50.8 million of benefit at December 31, 2004 is attributable to non-U.S. operations. In particular, during the year ended December 31, 2004, we recognized non-recurring benefits in Spain, France and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Pro Forma Year ended December 31,
			Percentage Change
	2004	2003
	(in millions)
Revenues
Polyurethanes	$2,877.4	$2,297.5	25%
Performance Products	1,927.8	1,689.6	14%
Pigments	1,048.1	1,010.0	4%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	3,859.0	2,639.9	46%
Eliminations	(832.9)	(584.8)	(42)%

Total	$10,331.2	$8,207.7	26%

Segment EBITDA
Polyurethanes	$364.0	$233.4	56%
Performance Products	91.0	128.3	(29)%
Pigments	(30.0)	105.4	NM
Polymers	77.6	80.8	(4)%
Base Chemicals	276.2	71.7	285%
Corporate and other	(12.7)	84.0	NM

Total	$766.1	$703.6	9%

NM—Not meaningful.

Polyurethanes

        For the year ended December 31, 2004, Polyurethanes revenues increased by $579.9 million, or 25%, as compared to 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 31%, resulting from 17% higher average selling prices and 12% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $130.6 million, or 56%, as compared to 2003. Restructuring and plant closing costs of $36.9 million and $28.1 million for the years ended December 31, 2004 and 2003, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, segment EBITDA increased by $139.4 million in 2004, resulting mainly from higher contribution margins as average selling prices increased more than raw material and energy costs.

Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $238.2 million, or 14%, as compared to 2003 primarily as a result of higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 16% in response to higher raw material and energy costs, improved market conditions and the strength of the European and Australian currencies versus the U.S. dollar. Sales volumes declined by 1% as higher sales volumes of amines and maleic anhydride were more than offset by lower sales volumes of surfactants and LAB. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines and increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA decreased by $37.3 million, or 29%, as compared to 2003. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring and plant closing charges of $97.5 million and $22.1 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Performance Products segment EBITDA increased by $38.1 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Pigments

        For the year ended December 31, 2004, Pigments revenues increased by $38.1 million, or 4%, as compared to 2003, resulting principally from 4% higher average selling prices. Average selling prices benefited from the strengthening of the major European currencies versus the U.S. dollar.

        Pigments segment EBITDA for the year ended December 31, 2004 decreased by $135.4 million to a loss of $30.0 million from income of $105.4 million in 2003. The decrease is mainly the result of an increase in restructuring and plant closing costs of $116.8 million and charges of $15.1 million relating to the payment of costs and settlement amounts relating to Discoloration Claims recorded in 2004. The remaining decrease in segment EBITDA of $3.5 million resulted principally from a $14.5 million reduction in EBITDA primarily in response to the strengthening of the major European currencies versus the U.S. dollar, offset somewhat by lower fixed costs resulting from cost reduction initiatives. During 2004 and 2003, our Pigments segment recorded restructuring and plant closing charges of $123.3 million and $6.5 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Polymers

        For the year ended December 31, 2004, Polymers revenues increased by $296.3 million, or 26%, as compared to 2003 due mainly to 22% higher average selling prices and 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million, or 4%, as compared to 2003. During the years ended December 31, 2004 and 2003, the Polymers segment recorded restructuring and plant closing charges of $13.6 million and $0.7 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Polymers segment EBITDA increased by $9.7 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $1,219.1 million, or 46%, as compared to 2003 due mainly to a 38% increase in average selling prices and a 6% increase in sales volumes. Higher average selling prices were primarily due to tighter supply conditions in the marketplace and in response to higher raw material and energy costs and the strengthening of major European currencies versus the U.S. dollar. Sales volumes increased for all key products driven by increased sales volumes of ethylene, propylene and cyclohexane of 9%, 13% and 14%, respectively, principally as a result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $204.5 million, or 285%, as compared to 2003 primarily as a result of higher contribution margins, as average selling prices increased more than raw material and energy costs. During the year ended December 31, 2004, our Base Chemicals segment recorded restructuring charges of $16.7 million related to workforce reductions primarily at our Wilton and North Tees, U.K. facilities. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $96.7 million to a loss of $12.7 million from earnings of $84.0 million in 2003. Lower EBITDA resulted primarily from a negative impact of $32.6 million from unallocated foreign currency losses which were $69.6 million in 2004 as compared to $102.2 million in 2003, a $28.6 million decrease in minority interest in subsidiaries' loss, and $25.6 million higher losses on early extinguishment of debt in the year ended December 31, 2004 as compared to 2003.

Liquidity and Capital Resources

        Historical financial information presented herein, unless otherwise designated, may not be comparative with prior periods. As discussed in "—Explanatory Note" and "Pro Forma Financial Information" above, effective May 2003, HIH's operations became consolidated in our financial statements.

Cash

        Net cash provided by operating activities for the year ended December 31, 2004 decreased by $69.4 million to $146.2 million from $215.6 million provided by operating activities in 2003. The variance is primarily attributable to the non-comparative nature of historical results as discussed above. Net loss decreased by $71.4 million to $176.8 million for the year ended December 31, 2004 as compared to $248.2 million for 2003. In addition, there were favorable variances in adjustments to reconcile net income (loss) to net cash provided by operating activities, including depreciation and amortization expense and non-cash interest expense increased by $126.4 million and $44.7 million, respectively, in the year ended December 31, 2004 as compared with 2003. In addition, in 2004, non-cash restructuring and plant closing costs increased $128.3 million. Offsetting these favorable variances, adjustments for deferred income taxes and equity in losses of investments in unconsolidated affiliates decreased by $87.8 million and $40.7 million, respectively. In addition, we had an unfavorable variance of $309.4 million in changes in net operating assets and liabilities for 2004 as compared to 2003.

        Net cash used in investing activities for the year ended December 31, 2004 increased to $211.4 million from $196.6 million for 2003. The increase was partly due to increased capital expenditures and investments associated with our Chinese joint ventures.

        Net cash provided by financing activities for the year ended December 31, 2004 increased to $86.5 million, as compared to $6.7 million in 2003. The variance is largely attributable to the non-comparative nature of the historical results discussed above. The financing activities for the year ending December 31, 2003 include (i) the issuance of $455.4 million in aggregate principal amount of the HLLC Senior Secured Notes (defined below), the net proceeds of which were used to repay indebtedness under the HLLC senior credit facilities and certain other indebtedness, and (ii) the issuance of $205 million of additional term loans under the HI senior credit facilities, the net proceeds of which were applied to pay down a portion of outstanding borrowings under the HI revolving credit facilities and other term debt under the HI senior credit facilities. The financing activities for the year ending December 31, 2004, include (i) the refinancing of the HI Credit Facilities (defined below), (ii) the refinancing of the HLLC Credit Facilities (defined below), (iii) the issuance of $175 million 7.50% and Euro 135 million 7.375% HI Senior Subordinated Notes due 2015 (defined below), the net proceeds of which were used to redeem in part the HI Senior Subordinated Notes (defined below), (iv) the issuance of the HLLC Senior Notes (defined below) in the aggregate principal amount of $400 million, the net proceeds of which were used to repay amounts outstanding under the HLLC Credit Facilities and the HCCA Facilities (each as defined below), (v) the refinancing of the Australian senior credit facilities, (vi) the repayment, in full, of $36.8 million on the senior unsecured notes of Huntsman Polymers Corporation ("Huntsman Polymers") with borrowings under the HLLC senior credit facilities, and (vii) the repayment of $59 million in the HI Credit Facilities on December 31, 2004 with excess cash flow.

Changes in Financial Condition

        The following information summarizes our working capital position as of December 31, 2004 and December 31, 2003 (dollars in millions):

	December 31, 2004	December 31, 2003	Difference
Current assets:
Cash, cash equivalents, and restricted cash	$158.6	$127.8	$30.8
Accounts and notes receivables	1,333.9	925.1	408.8
Inventories	1,074.4	892.9	181.5
Prepaid expenses	45.8	40.3	5.5
Deferred income taxes	10.9	3.0	7.9
Other current assets	65.7	87.0	(21.3)

Total current assets	2,689.3	2,076.1	613.2

Current liabilities:
Accounts payable	937.8	752.1	185.7
Accrued liabilities	675.6	585.7	89.9
Deferred income taxes	8.2	14.5	(6.3)
Current portion of long-term debt	35.8	134.0	(98.2)

Total current liabilities	1,657.4	1,486.3	171.1

Working capital	$1,031.9	$589.8	$442.1

        As of December 31, 2004, our working capital increased by $442.1 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $30.8 million resulted from the matters identified in the Consolidated Statement of Cash Flows included in our consolidated financial statements.

  •
  The increase in accounts receivable of $408.8 million was due primarily to higher average selling prices and higher sales volumes. In addition, accounts receivable increased due to lower proceeds from the sale of receivables under the HI A/R Securitization Program as of December 31, 2004 compared with December 31, 2003.

  •
  The increase in inventories of $181.5 million was mainly due to an increase in raw material and energy costs.

  •
  The decrease in other current assets of $21.3 million was due primarily to a decrease in tax receivables.

  •
  The increase in accounts payable of $185.7 million was due principally to higher raw material and energy costs.

  •
  The increase in accrued liabilities of $89.9 million resulted primarily from an increase in accruals for restructuring and plant closing costs.

  •
  The decrease in current portion of long-term debt of $98.2 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, and the refinancing of the HCCA Facilities and the HCA Facilities (as defined below) resulting in substantially all of the Australia facilities' balances being classified as non-current at December 31, 2004. The entire balances of the HCA Facilities and the HCCA Facilities were classified as current as of December 31, 2003.

Debt and Liquidity

        Because HIH is financed separately it is not included in our restricted group, its debt is non-recourse to our restricted group and it is not a guarantor of our restricted group debt. The following discussion of our debt and liquidity contains separate discussions with respect to our restricted group and HIH. We have included this disaggregated information because we believe it provides investors with material and meaningful information with respect to our liquidity position and debt obligations.

Debt—Restricted Group

Secured Credit Facilities—Restricted Group

        Prior to the October 14, 2004 refinancing of our credit facilities discussed below, our credit facilities consisted of a revolving facility of up to $275 million maturing on June 30, 2006 and a term loan A of $606.3 million and a term loan B of $96.1 million maturing in March 2007.

        On October 14, 2004, we completed a $1,065 million refinancing of our credit facilities. Our credit facilities (as refinanced, the "HLLC Credit Facilities") consist of a $350 million revolving facility due 2009 (the "HLLC Revolving Facility"), with an outstanding balance on December 31, 2004 of $125.0 million, and a $715 million term loan B facility due 2010 (the "HLLC Term Facility"), all of which was outstanding at December 31, 2004. The HLLC Revolving Facility is secured by a first priority lien on substantially all of our current and intangible assets and the current and intangible assets of our restricted domestic subsidiaries and by a second priority lien on substantially all of our property, plant and equipment and the property, plant and equipment of our restricted domestic subsidiaries and by our equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of our property, plant and equipment and the property, plant and equipment of our restricted domestic subsidiaries and by our equity interest in HIH and by a second priority lien on substantially all of our current and intangible assets and the current and intangible assets of our restricted domestic subsidiaries. The proceeds of the refinancing were used to repay in full our outstanding borrowings under our prior credit facilities.

        Borrowings under the new HLLC Revolving Facility are limited by a borrowing base consisting of eligible accounts receivable and inventory. The new HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity. As of December 31, 2004, the HLLC Revolving Facility and HLLC Term Facility bore interest at LIBOR plus 2.25% per year and LIBOR plus 3.50% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of the initial public offering by Huntsman Corporation completed on February 16, 2005 and the amount of permanent reduction of indebtedness from the use of initial public offering proceeds at the restricted group, the HLLC Term Facility interest rate margin reduced to LIBOR plus 3.0% as of March 1, 2005. The agreements governing the HLLC Credit Facilities contain customary financial covenants, covenants relating to the incurrence of debt and the purchase and sale of assets, limitations on investments and affiliate transactions, change in control provisions, events of default and acceleration provisions. The HLLC Credit Facilities contain covenants that, as of December 31, 2004, require our restricted group to maintain a leverage ratio of consolidated net debt to EBITDA (as defined in the HLLC Credit Facilities) equal to or less than 8.00 to 1.00 and an interest coverage ratio of consolidated EBITDA to cash interest expense (as defined in the HLLC Credit Facilities) equal to or greater than 1.30 to 1.00. As of December 31, 2004, our leverage ratio of consolidated net debt to EBITDA was 6.73 to 1.00, and our interest coverage ratio of consolidated EBITDA to cash interest expense was 1.80 to 1.00. In addition, the HLLC Credit Facilities contain a limit on calendar year consolidated capital expenditures (as defined in the HLLC Credit Facilities) of $155 million ($135 million annual allowance plus $20 million in prior year carryover) for 2004. For the year ended December 31, 2004, our restricted group's consolidated capital expenditures for covenant purposes totaled $63.4 million.

Notes—Restricted Group

        On September 30, 2003, we sold $380 million aggregate principal amount of our 11.625% senior secured notes due 2010 ("HLLC Senior Secured Notes") at an issue price of 98.8%. On December 3, 2003, we sold an additional $75.4 million aggregate principal amount of HLLC Senior Secured Notes at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semi-annually in April and October of each year. Net proceeds from the sale of these notes were used to repay amounts outstanding under our prior credit facilities and certain other indebtedness. The HLLC Senior Secured Notes rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified equity offering. As a result of the initial public offering by Huntsman Corporation that was completed on February 16, 2005, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes on February 28, 2005, there remain approximately $296.0 million in aggregate principal amount outstanding.

        On June 22, 2004, we sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). Interest on the HLLC Unsecured Fixed Rate Notes is payable semi-annually in January and July of each year, and interest on the Unsecured Floating Rate Notes is payable quarterly in January, April, July and October of each year. As of December 31, 2004, the interest rate on the HLLC Unsecured Floating Rate Notes was approximately 9.3%. The net proceeds from the offering were used to repay amounts outstanding under our prior credit facilities and the HCCA Facilities (as defined below). The HLLC Senior Notes are unsecured obligations of our Company. The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes, at a redemption price of 111.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may also redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes at a redemption price of 100% plus LIBOR plus 7.25% of the principal amount thereof plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified public offering. We have used proceeds from Huntsman Corporation's initial public offering of common and preferred stock completed on February 16, 2005 to repay, in part, the HLLC Unsecured Fixed Rate Notes, and we have issued notifications to redeem 34%, or approximately $102.0 million of combined aggregate principal amount on March 14, and March 17, 2005, with combined call premiums of approximately $11.7 million. Following this partial redemption of the HLLC Unsecured Fixed Rate Notes to be completed by March 17, 2005, there will remain approximately $198.0 million in aggregate principal amount outstanding.

        Under the terms of a registration rights agreement among our Company, the guarantors of the HLLC Senior Notes and the initial purchasers of the HLLC Senior Notes, we were required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because we did not file the registration statement by the Filing Date, we are required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which we began paying as of February 17, 2005. We expect to file the registration statement during the second quarter of 2005.

        On December 31, 2004, we had outstanding $44.2 million of 9.5% fixed rate and $15.1 million of variable rate senior subordinated notes due 2007 (collectively the "HLLC Subordinated Notes"). The HLLC Subordinated Notes are unsecured subordinated obligations of our Company. Interest is payable on the HLLC Subordinated Notes semi-annually on January 1 and July 1 of each year at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. As of December 31, 2004, the interest rate on the variable rate HLLC Subordinated Notes was approximately 5.2%. The HLLC Subordinated Notes are redeemable at our option after July 1, 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005.

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

Other Debt—Restricted Group

        Certain of our Australian subsidiaries maintain credit facilities. Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold our Australian surfactants assets. On August 31, 2004, Huntsman Corporation Australia Pty Ltd ("HCA"), an indirect subsidiary of HAHC, refinanced the secured credit facility of HAHC with a A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory, and a A$44.0 million ($31.4 million) term facility (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million).

        HCCA and certain Australian affiliates hold our Australian styrenics assets. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Senior Notes to repay a portion of the secured credit facilities of HCCA (the "HCCA Facilities"), including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). On August 31, 2004, HCCA refinanced the HCCA Facilities with a A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "New HCCA Facility"). As of December 31, 2004, borrowings under the New HCCA Facility totaled A$20.6 million ($16.0 million).

        The HCA Facilities and the New HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate and mature in August 2007. As of December 31, 2004, the interest rate on the HCA Facilities and the New HCCA Facility was 8.3%.

        On March 21, 1997, Huntsman Specialty executed a 7.0% subordinated note in the amount of $75 million, payable to BASF Capital Corporation and maturing on April 30, 2008. Under the terms of the note, accrued interest from inception through April 30, 2002 was not paid in cash and was added to the note for a total principal amount of $106.6 million. Interest that accrued after April 30, 2002 is payable quarterly in cash, beginning on July 30, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates at that time. As of December 31, 2004 and December 31, 2003, the unamortized discount on the note is $5.4 million and $6.9 million, respectively.

        On July 2, 2001, we entered into a 15% note payable with an affiliated entity in the amount of $25.0 million (the "Affiliate Note"). The Affiliate Note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness under our senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of the initial public offering completed by Huntsman Corporation.

        As of December 31, 2004, we had $13.6 million outstanding on short term notes payable for financing a portion of our insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

Debt—HIH

Senior Credit Facilities—HIH

        On July 13, 2004, HI completed an amendment and restatement of its senior secured credit facilities (the "HI Credit Facilities"). Pursuant to the amendment and restatement, the revolving loan facility (the "HI Revolving Facility") was reduced from $400 million to $375 million and the maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. As of December 31, 2004, there were no outstanding loans under the HI Revolving Facility and there were $7.4 million in letters of credit outstanding. In addition, pursuant to the amendment and restatement, term loans B and C, totaling $1,240.2 million, were repaid and replaced with the new term facility (the "HI Term Facility") consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million as of July 13, 2004) term portion. The additional proceeds from the HI Term Facility of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility and for general corporate purposes and to provide a portion of the funds for the construction of a polyethylene production facility at our Wilton, U.K. facility. The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, HI's domestic subsidiaries, and certain of HI's foreign subsidiaries.

        In compliance with applicable provisions of the HI Credit Facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility as a result of excess cash flow. This prepayment was applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility will be reduced on a pro rata basis. As of December 31, 2004, subsequent to this prepayment, the HI Term Facility had a balance of $1,314.1 million, consisting of a $1,248.9 million term portion and a €47.8 million ($65.2 million) term portion.

        Pursuant to the July 13, 2004 amendment and restatement of the HI Credit Facilities, interest rates on the HI Revolving Facility and the HI Term Facility decreased from a weighted LIBOR spread of 3.50% and 4.125% to 3.25% and 3.25%, respectively. In addition, scheduled amortization of the HI Term Facility, subsequent to the excess cash payment discussed above, is approximately $13.3 million per year, commencing June 30, 2006, with the remaining unpaid balance due at maturity on December 31, 2010. Maturity will be accelerated to December 31, 2008 if HI has not refinanced all of its outstanding HI Senior Notes (as defined below) and HI Senior Subordinated Notes due 2009 (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. On December 21, 2004, HI further amended the HI Credit Facilities to, among other things, reduce the applicable base (prime) rate margin for the term loan B dollar loans from a range of 1.75% to 2.00% to a range of 1.00% to 1.25% and to reduce the applicable Eurocurrency (LIBOR) rate margin for the term loan B dollar loans from a range of 3.00% to 3.25% to a range of 2.25% to 2.50%.

        The HI Credit Facilities contain customary financial covenants, covenants relating to the incurrence of debt and the purchase and sale of assets, limitations on investments and affiliate transactions, change in control provisions, events of default and acceleration provisions. The amendment and restatement of the HI Credit Facilities amended certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with our accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below. The HI Credit Facilities contain covenants that, as of December 31, 2004, require HI to maintain a leverage ratio of consolidated net debt to consolidated EBITDA (as defined in the HI Credit Facilities) equal to or less than 6.75 to 1.00 and an interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the HI Credit Facilities) equal to or greater than 1.80 to 1.00. As of December 31, 2004, HI's leverage ratio of consolidated net debt to consolidated EBITDA was 4.29 to 1.00, and its interest coverage ratio of consolidated EBITDA to consolidated cash interest expense was 2.88 to 1.00. In addition, the HI Credit Facilities contain a limit on calendar year consolidated capital expenditures (as defined in the HI Credit Facilities) of $400 million ($300 million annual allowance plus $100 million in prior year carryover) for 2004. For the year ended December 31, 2004, HI's consolidated capital expenditures for covenant purposes totaled $147.1 million.

Notes—HIH

        In March 2002, HI sold $300 million aggregate principal amount of its 9.875% senior unsecured notes due 2009 (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of our 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, HI had outstanding $600 million and €450 million ($559.6 million, which includes $5.2 million of unamortized premium) of HI Senior Subordinated Notes due 2009 outstanding. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. In advance of the issuance of the HI Senior Subordinated Notes due 2015, HI gave notice that it would redeem $231 million and €77 million of HI Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of HI Senior Subordinated Notes due 2009 on January 3, 2005. HI completed these redemptions as scheduled. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. Following the January 3, 2005 partial redemption, HI has outstanding $366.1 million and €372 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.500% plus accrued and unpaid interest, respectively with the net cash proceeds of a qualified equity offering. The HI Senior Subordinated Notes are unsecured and interest is payable semi-annually in January and July of each year. On December 10, 2004, we entered into a cross-currency swap. The cross-currency swap requires us to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

        On June 30, 1999, HIH issued the HIH Senior Discount Notes with initial stated value of $242.7 million. The HIH Senior Discount Notes are due December 31, 2009. Interest on the HIH Senior Discount Notes accrues at 13.375% per year and is paid in kind. As of December 31, 2004, the accreted value of the HIH Senior Discount Notes was $494.7 million. As a result of the initial public offering by Huntsman Corporation that was completed on February 16, 2005, we redeemed approximately 89.5%, or approximately $452.3 million, of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. In order to make this partial redemption, HIH received a contribution of $447.5 million from Huntsman Corporation resulting from proceeds of the initial public offering and HIH received $35.0 million as a dividend payment made by HI. On March 14, 2005, HIH will redeem the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and will pay call premiums of approximately $3.6 million. In order to make this redemption, HIH will receive a contribution from Huntsman Corporation resulting from proceeds of their initial public offering.

Other Debt—HIH

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of December 31, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with the Consolidated Chinese Splitting JV. For more information on HI's Chinese MDI joint ventures, see "—Off Balance Sheet Arrangements—Financing Chinese MDI Joint Ventures" below. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of December 31, 2004, there were $8.0 million outstanding in U.S. dollar borrowings and 20.0 million in RMB borrowings ($2.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2004, the interest rate for U.S. dollar borrowings was approximately 3.1% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including Huntsman Corporation, as the successor to Huntsman Holdings. Huntsman Corporation has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Huntsman Corporation's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of December 31, 2004, our restricted group had $125.0 million of outstanding borrowings and approximately $16.2 million of outstanding letters of credit under our $350 million HLLC revolving facility. At our restricted group, we had $20.6 million of cash on our balance sheet as of December 31, 2004. Accordingly, as of December 31, 2004, our restricted group had cash and unused borrowing capacity of approximately $229.4 million.

        HI depends upon the HI Revolving Facility and its off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for its operations and working capital needs. For further discussion of the HI A/R Securitization Program, see "—Off-Balance Sheet Arrangements" below. As of December 31, 2004, HI had no outstanding borrowings and approximately $7.4 million of outstanding letters of credit under the HI Revolving Facility, and HI had $138.0 million in cash. HI also maintain $25.0 million of short-term overdraft facilities, of which the entire amount was available at December 31, 2004. Furthermore, as of December 31, 2004, HI had available capacity of approximately $116.6 million under the HI A/R Securitization Program. HI's total cash and unused borrowing capacity as of December 31, 2004 was approximately $647.2 million.

        On February 28, 2005 HI declared and paid a dividend of $35.0 million to HIH. The $35.0 was used by HIH, along with $447.5 million of proceeds from an equity contribution made by Huntsman Corporation resulting from their initial public offering, to partially redeem the HIH Senior Discount Notes.

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

Certain Credit Support Issues

        HIH and HI, which are unrestricted subsidiaries, have not guaranteed or provided any other credit support to our restricted group's obligations under the HLLC Credit Facilities, the HLLC Notes or the HLLC Secured Notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding high-yield notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to our Company, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the high-yield notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities, the HLLC Notes or the HLLC Secured Notes. Additionally, any events of default under the HLLC Credit Facilities, the HLLC Notes or the HLLC Secured Notes, or the exercise of any remedy by the lenders thereunder, will not cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the HLLC Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH.

Off-Balance Sheet Arrangements

  Receivables Securitization

        HI maintains an off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for its operations and working capital needs. Under the HI A/R Securitization Program, interests in certain of HI's trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of dollar- or euro-denominated commercial paper and/or medium term notes of the Receivables Trust. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The HI A/R Securitization Program is an important source of liquidity to HI.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes was approximately $208.4 million and $198.4 million in U.S. dollar equivalents as of December 31, 2004 and December 31, 2003, respectively. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of December 31, 2004, HI had no commercial paper issued and outstanding under the facility. As of December 31, 2003, HI had $100 million of commercial paper outstanding under the facility. The commercial paper facility matures on March 31, 2007, and the medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, we estimate that the total availability from the sale of accounts receivable under the HI A/R Securitization Program will be approximately $325 million (the mandatory prepayment limit under the HI Credit Facilities, as discussed below) during the calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.7% as of December 31, 2004. Losses on the HI A/R Securitization Program in the year ended December 31, 2004 were $15.6 million. Losses on the HI A/R Securitization Program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the year ended December 31, 2004, losses on the HI A/R Securitization Program include losses of $2.4 million on foreign currency hedge contracts mandated by the HI A/R Securitization Program. We believe that the multicurrency commercial paper facility discussed above has enabled HI to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the HI A/R Securitization Program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the sale of accounts receivable under the HI A/R Securitization Program exceed $325 million at any time, except if such excess is attributed to the change in foreign currency rates within a 30-day period. HI does not guarantee the medium term notes or commercial paper issued under the program, but HI is responsible for dilution adjustments and insuring that the collection policies relating to the receivables are followed. HI also indemnifies the Receivables Trust if account debtors raise defenses, disputes, offsets or counterclaims, HI breaches its administrative or other obligations with respect to accounts or any account ceases to be an eligible receivable for purposes of the program. In addition, while HI does not anticipate it, if at any time it were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on HI's liquidity.

  Financing Chinese MDI Joint Ventures

        In 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. HI's Unconsolidated Chinese Manufacturing JV, with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline, and crude MDI. HI effectively owns 35% of the Unconsolidated Chinese Manufacturing JV. HI's Consolidated Chinese Splitting JV, with Shanghai Chlor-Alkali Chemical Company, Ltd., will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of the Consolidated Chinese Splitting JV.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary, and the details of its financing are described in "—Debt and Liquidity—Other Debt" above. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of December 31, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 172 million in outstanding RMB ($20.8 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semi-annual installments, beginning no later than June 30, 2007. Huntsman Corporation, as successor to Huntsman Holdings unconditionally guarantee 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). Huntsman Corporation's guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. As noted above in "Debt and Liquidity—Other Debt," we also unconditionally guarantee 70% of the amounts due and unpaid by the Consolidated Chinese Splitting JV.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt, lease agreements and other contractual commitments as of December 31, 2004 are summarized below (dollars in millions):

	2005	2006-2007	2008-2009	After 2009	Total
Long term debt(1)	$33.4	$164.3	$2,514.6	$3,213.5	$5,925.8
Capital lease obligations	2.4	4.6	5.3	3.2	15.5
Operating leases	42.9	66.7	45.6	105.6	260.8
Purchase commitments(2)	1,854.9	1,956.1	575.0	394.3	4,780.3

Total(3)	$1,933.6	$2,191.7	$3,140.5	$3,716.6	$10,982.4

(1)
On a pro forma as adjusted basis, our obligations under our long-term debt (including current portion) and capital lease obligations as of December 31, 2004 would be as follows:

	2005-2007	2008-2009	After 2009	Total
Long term debt and capital lease obligations	$204.7	$1,611.5	$2,915.9	$4,732.1
Interest on long-term debt (assuming December 31, 2004 interest rates on variable rate debt obligations)	$1,128.7	$630.3	$460.5	$2,219.5
(2)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2004. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2004 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. These contracts approximate $157 million in 2005, declining to approximately $26 million after 2008, and are included in the table above. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future obligations are as follows (dollars in millions):

	2005-2007	2008-2009	Average Annual Amount for Next Five years
Pension plans	$70.1	$55.4	$36.0
Other postretirement obligations	30.7	19.9	9.7

Total	$100.8	$75.3	$45.7

Restructuring and Plant Closing Costs

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Noncancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2001	$44.2	$2.8	$6.9	$6.4	$60.3
2002 charges (credits) for 2001 initiatives	—	1.0	(4.6)	(1.7)	(5.3)
2002 charges for 2002 initiatives	1.6	2.7	—	—	4.3
2002 payments for 2001 initiatives(3)	(40.3)	(0.5)	(1.7)	(4.7)	(47.2)
2002 payments for 2002 initiatives(3)	(1.6)	(2.7)	—	—	(4.3)

Accrued liabilities as of December 31, 2002	3.9	3.3	0.6	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2	—	—	—	24.2
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives(3)	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives(3)	(29.9)	—	—	—	(29.9)

Accrued liabilities as of December 31, 2003	22.5	2.6	0.2	—	25.3
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	98.6	5.1	5.1	18.0	126.8
2004 payments for 2001 initiatives	—	—	(0.2)	—	(0.2)
2004 payments for 2003 initiatives	(25.4)	—	—	—	(25.4)
2004 payments for 2004 initiatives	(31.3)	(0.4)	—	(4.6)	(36.3)
Foreign currency effect on reserve balance	4.4	—	—	—	4.4

Accrued liabilities as of December 31, 2004	$93.9	$7.3	$5.1	$13.8	$120.1

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Post employment Benefits."

(2)
Accrued liabilities by initiatives are as follows:

	December 31,
	2004	2003
2001 initiatives	$2.8	$2.8
2002 initiatives	—	—
2003 initiatives	22.6	22.5
2004 initiatives	90.3	—
Foreign currency effect on reserve balance	4.4	—

Total	$120.1	$25.3

(3)
Includes impact of foreign currency translation.

(4)
Prior to May 1, 2003, our investment in HIH was recorded on the equity method. Effective May 1, 2003, HIH is recorded as a consolidated subsidiary. HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003, offset by $2.0 million in cash payments through May 1, 2003.

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and initiative (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of December 31, 2001	$—	$—	$—	$25.1	$35.2	$—	$60.3
2002 credits for 2001 initiatives	—	—	—	(5.3)	—	—	(5.3)
2002 charges for 2002 initiatives	—	4.3	—	—	—	—	4.3
2002 payments for 2001 initiatives(2)	—	—	—	(17.0)	(30.2)	—	(47.2)
2002 payments for 2002 initiatives(2)	—	(4.3)	—	—	—	—	(4.3)

Accrued liabilities as of December 31, 2002	—	—	—	2.8	5.0	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2						24.2
2003 credits for 2001 initiatives	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives(2)	—	—	—	—	(2.5)		(2.5)
2003 payments for 2003 initiatives(2)	(19.4)	(8.3)	(2.2)	—	—	—	(29.9)

Accrued liabilities as of December 31, 2003	15.8	2.4	4.3	2.8	—	—	25.3
2004 charges for 2003 initiatives	10.0	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives(1)	16.4	56.6	27.3	9.4	16.7	0.4	126.8
2004 payments for 2001 initiatives	—	—	—	(0.2)	—	—	(0.2)
2004 payments for 2003 initiatives	(11.5)	(2.4)	(10.9)	(0.6)	—	—	(25.4)
2004 payments for 2004 initiatives	(11.8)	(1.4)	(14.3)	(6.2)	(2.2)	(0.4)	(36.3)
Foreign currency effect on reserve balance	0.1	2.6	1.1	—	0.6	—	4.4

Accrued liabilities as of December 31, 2004	$19.0	$58.2	$22.0	$5.8	$15.1	$—	$120.1

Current portion of restructuring reserve	$19.0	$39.2	$22.0	$5.8	$15.1	$—	$101.1
Noncurrent portion of restructuring reserve	—	19.0	—	—	—	—	19.0
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$5.5	$—	$6.0	$2.2	$3.5	$0.3	$17.5
Noncash charges	—	—	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$4.7	$—	$—	$—	$4.7
Noncash charges	—	—	—	—	—	—	—

(1)
Does not include non-cash charges of $138.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

        The following table sets forth the expected effects from our restructuring and plant closing activities in process as of December 31, 2004:

	Year Ended December 31,
	2005	2006
	(in millions)
Expected increase (decrease) from restructuring and plant closing activities on:
Revenues	$—	$—
Cost of goods sold	$(6)	$(9)
Gross profit	$6	$9
Selling, general and administrative expenses	$(1)	$1
Operating income	$7	$10
Net cash provided by operating activities	$—	$10

        The foregoing are estimates and are subject to risks and uncertainties. We cannot assure you that the actual effects from our restructuring and plant closing activities will be consistent with the foregoing estimates.

  2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $120.1 million and $25.3 million, respectively. During the year ended December 31, 2004, we, on a consolidated basis, recorded additional charges of $290.3 million, including $138.0 million of charges for asset impairment and write downs, and $152.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2004 period, we made cash payments against these reserves of $61.9 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the year ended December 31, 2004, our Polyurethanes segment recorded additional restructuring charges of $36.9 million consisting of $26.4 million of cash charges and $10.5 of asset impairment and made cash payments of $23.3 million. These restructuring activities are expected to result in additional restructuring charges of approximately $5.5 million through 2005 and result in workforce reductions of approximately 160 positions, of which 86 positions have been reduced during the year ended December 31, 2004. As of December 31, 2004, the balance of our Polyurethanes segment reserve totaled $19.0 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the year ended December 31, 2004, the Performance Products segment recorded additional restructuring charges of $97.5 million consisting of $57.0 million of charges payable in cash and $40.5 million of asset impairment charges. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months. This plan included the closure of substantially all of our Whitehaven, U.K. surfactants facility. In connection with the rationalization of the Whitehaven facility, we recognized a restructuring charge of $55.4 million in the fourth quarter of 2004, of which approximately $31.1 million is payable in cash and $24.3 million is impairment of assets. We recorded a restructuring charge of $17.5 million, all payable in cash, in respect to workforce reductions across a number of our European facilities. During 2004, the Performance Products segment announced the closure of our Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to our other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Performance Products segment also announced the closure of our maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and $0.8 million in charges payable in cash. During 2004, this segment also announced the closure of our technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $0.7 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Performance Products segment made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

        As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million relating to global workforce reductions announced in August 2003. During the year ended December 31, 2004, our Pigments segment recorded additional restructuring charges of $123.3 million and made cash payments of $25.2 million. During 2004, our Pigments segment recorded restructuring expenses of $17.3 million related to global workforce reductions, all of which are payable in cash. In addition, in April 2004, we announced that, following a review of our Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total TiO2production capacity in the third and fourth quarters of 2004. As a result of this decision, we recorded a restructuring charge of $24.5 million to be paid in cash, a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets. These combined restructuring activities are expected to result in additional restructuring charges of approximately $10.7 million through 2010 and result in workforce reductions of approximately 600 positions, of which approximately 400 positions have been reduced as of December 31, 2004. As of December 31, 2004, the balance of our Pigments segment reserve totaled $22.0 million.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During 2004, our Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.4 million, consisting of $3.6 million in non-cash charges and $1.8 million of charges payable in cash. During 2004, our Polymers segment announced additional restructuring activities at our Odessa, Texas and Mansonville, Canada facilities and recorded a restructuring charge of $8.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $2.2 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, our Polymers segment made cash payments of $7.0 million related to restructuring activities. Our Polymers segment reserve totaled $5.8 million as of December 31, 2004.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the year ended December 31, 2004, our Base Chemicals segment recorded restructuring charges of $16.7 million, all of which are payable in cash. Also during 2004, our Base Chemicals segment made cash payments of $2.2 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of approximately $3.5 million and in workforce reductions of approximately 100 positions through 2005.

        During 2004, we recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

  2003 Restructuring Activities

        On March 11, 2003 (before HIH was consolidated into our Company), our Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $11.0 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, we announced that our Performance Products segment would close a number of plants at our Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. We also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented through 2005.

        In August 2003, we recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across our global Pigments operations. The overall cost reduction program to be completed through 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remained in the reserve for restructuring and plant closing costs related to these restructuring activities.

  2002 Restructuring Activities

        During 2002, we announced that we would be closing certain units at our Jefferson County and Canadian plants, primarily in our Performance Products business. As a result, we recorded accrued severance and shutdown costs of $4.3 million, substantially all of which had not been paid at December 31, 2002.

Capital Expenditures

  Estimates for 2005

        During 2005, we expect to spend approximately $365 million on capital projects, including capital expenditures on our LDPE facility at Wilton, U.K., plus an additional $57 million in capital expenditures associated with our Consolidated Chinese Splitting JV. During 2005, we expect HI to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV. In addition, during 2005, HI expects to invest approximately $8 million in the Consolidated Chinese Splitting JV, which expects to have capital expenditures of approximately $57 million. The remaining funding of the Consolidated Chinese Splitting JV's capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. We expect that HI's total equity investment in the Chinese joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $126 million, of which approximately $43 million will be funded from HI's equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of HI's Chinese joint ventures in 2006.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct net of any grant proceeds obtained. HI has been awarded a grant of £16.5 million (approximately $30 million) from the U.K. Government's Department of Trade and Industry to finance a portion of the construction of the LDPE facility. We expect construction of the LDPE facility to be complete in late 2007. During 2005, we expect to spend approximately $80 million in capital expenditures associated with the LDPE facility at Wilton, U.K.

        We expect to finance our capital expenditure commitments through a combination of our financing arrangements and cash flow from operations.

  Year Ended December 31, 2004

        Capital expenditures for the year ended December 31, 2004 were $209.6 million as compared to $185.2 million for the same period in 2003. The variance is largely attributable to the non-comparative nature of historical results due to the consolidation of HIH effective May 1, 2003. In 2004, HI spent $11.8 million to fund the Unconsolidated Chinese Manufacturing JV as an investment in unconsolidated affiliates. In 2004, HI also invested $12.5 million in the Consolidated Chinese Splitting JV, which had $23.4 million in total capital expenditures. The remaining funding for the Consolidated Chinese Splitting JV's capital expenditures was financed through equity investments by the other joint venture partners and loans from local Chinese lenders.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the year ended December 31, 2004 and 2003, we invested $1.8 million and $2.2 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the year ended December 31, 2004 and 2003, we received $9.1 million and $2.1 million, respectively.

Environmental, Health and Safety Matters

        For information on environmental, health and safety matters, see "Item 1—Business—Environmental, Health and Safety Matters."

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004, we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $4.4 million, which has been recognized as a change in our unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 increased the net periodic postretirement benefit cost recognized during the six months ended December 31, 2004 by approximately $0.5 million.

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We adopted this financial interpretation on January 1, 2005, as required. The impact of FIN 46R on our financial statements will not be significant.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43". SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

This standard is effective for us beginning in January 2006. We are reviewing SFAS No. 123R to determine the statement's impact on our consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2—Summary of Significant Accounting Policies" to our consolidated financial statements. Summarized below are our critical accounting policies:

Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. This occurs at the time shipment is made.

Long-Lived Assets

        The determination of useful lives of our property, plant and equipment is considered a critical accounting estimate. Such lives are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 30 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency of our assets would decline and the useful lives of our assets would be shorter.

        Until January 1, 2003, approximately $1.3 billion of our total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, we changed our method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change decreased depreciation for the year ended December 31, 2003 by $43.0 million.

        Management uses judgment to estimate the useful lives of our long-lived assets. If the useful lives of our property, plant and equipment as of December 31, 2004 were to have been estimated to be one year greater or one year less, then depreciation expense for the year ending December 31, 2004 would have been approximately $31 million less or approximately $26 million greater, respectively.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related property to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management's estimates on a project-by-project basis have not varied to a material degree. See "Note 10—Restructuring and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report for further discussion of our restructuring activities.

Income Taxes

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability approach. We have significant NOLs in various non-U.S. jurisdictions. While the majority of the NOLs have no expiration date, certain NOLs have a limited life and begin to expire in 2006. We record valuation allowances based upon our evaluation of positive and negative evidence about realization of such deferred tax assets. Such evaluations require us to consider future taxable income in the related jurisdictions. Significant judgment is required due to the nature of our operations and the complexity of the numerous tax jurisdictions in which we operate. As of December 31, 2004, we have provided a valuation allowance of $418.6 million.

Employee Benefit Programs

        We sponsor various contributory and non-contributory defined benefit plans covering employees in the U.S., U.K., Netherlands, Belgium, Canada and a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from the employer. We also sponsor unfunded post-retirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in the notes to the consolidated financial statements.

        During 2004, we did not revise our expected return on plan assets and rate of compensation increases for our U.S. defined benefit plans from the 2003 assumptions. We revised the discount rate on our U.S. defined benefit plans to 6.00% from 6.75% as a result of current economic conditions based upon discussions with our actuaries, the historical long-term returns of our pension assets, recent market information related to interest rates and equity performance.

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee benefit plan liabilities and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumption	Income Statement Impact(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(26.1)	$(108.3)
—1% decrease	32.5	219.1
Expected return on assets
—1% increase	(13.8)	—
—1% decrease	13.8	—
Rate of compensation increase
—1% increase	25.1	—
—1% decrease	(17.1)	—

(1)
Estimated impact on 2004 net periodic benefit cost.

(2)
Estimated impact on 2004 "Additional Minimum Liability" and "Reduction in Shareholder Equity."

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see "Item 1—Business—Environmental Regulation" and "Note 18—Environmental Matters" to the consolidated financial statements.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of all such factors including the factors set forth below:

  •
  We have a history of losses and may incur losses in the future, which could materially reduce the value of our securities.

  •
  Our available cash and access to additional capital may be limited by our substantial leverage, which could restrict our ability to grow our businesses.

  •
  A downgrade in the ratings of our debt securities could result in increased interest and other financial expenses related to our borrowings and could restrict our access to additional capital or trade credit.

  •
  Demand for many of our products is cyclical, and we may experience prolonged depressed market conditions for such products.

  •
  Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

  •
  The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could reduce the value of our securities.

  •
  Our operations involve risks that may increase our operating costs, which could reduce our profitability.

  •
  Our independent auditors have reported several material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and result in a lower value of our securities.

  •
  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

  •
  Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially reduce our sales and/or materially increase our costs.

  •
  Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

  •
  Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be impaired.

  •
  Loss of key members of our management could disrupt our business.

  •
  Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

  •
  Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

SUPPLEMENTAL DISCUSSION OF RESULTS OF OPERATIONS FOR THE RESTRICTED GROUP FOR THE YEAR ENDED DECEMBER 31, 2004

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

        The following condensed consolidating financial statements present, in separate columns, financial information of the following: Huntsman LLC restricted group (on a consolidated basis as if Huntsman LLC did not have operational control of HIH as of December 31, 2004); and HIH (on a consolidated basis). Additional columns present eliminating adjustments and consolidated totals as of December 31, 2004 and 2003.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$11.7	$138.0	$—	$149.7
Restricted cash	8.9	—	—	8.9
Accounts and notes receivables, net	618.4	806.0	(90.5)	1,333.9
Inventories	338.8	735.6	—	1,074.4
Prepaid expenses	21.9	30.8	(6.9)	45.8
Deferred income taxes	0.7	10.2	—	10.9
Other current assets	15.2	50.5	—	65.7

Total current Assets	1,015.6	1,771.1	(97.4)	2,689.3
Property, plant and equipment, net	1,232.1	3,183.7	19.8	4,435.6
Investment in unconsolidated affiliates	199.5	146.2	(174.8)	170.9
Intangible assets, net	32.4	220.0	—	252.4
Goodwill	3.3	—	—	3.3
Receivable from affiliates	12.8	10.8	—	23.6
Other noncurrent assets	187.4	483.6	(1.2)	669.8

Total Assets	$2,683.1	$5,815.4	$(253.6)	$8,244.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$340.0	$688.3	$(90.5)	$937.8
Accrued liabilities	261.0	421.5	(6.9)	675.6
Deferred income taxes	8.2	—	—	8.2
Current portion of long-term debt	25.3	10.5	—	35.8

Total current liabilities	634.5	1,120.3	(97.4)	1,657.4
Long-term debt	1,912.0	3,538.9	—	5,450.9
Long-term debt affiliate	40.9	413.7	—	454.6
Deferred income taxes	1.0	179.2	—	180.2
Other noncurrent liabilities	271.9	299.4	(1.2)	570.1

Total liabilities	2,860.3	5,551.5	(98.6)	8,313.2

Minority interests	—	8.8	103.6	112.4

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,355.8)	(476.9)	473.4	(1,359.3)
Accumulated other comprehensive loss	83.4	166.5	(166.5)	83.4

Total member's (deficit) equity	(177.2)	255.1	(258.6)	(180.7)

Total liabilities and member's equity (deficit)	$2,683.1	$5,815.4	$(253.6)	$8,244.9

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Huntsman LLC
ASSETS
Current Assets:
Cash and cash equivalents	$19.5	$97.8	$—	$117.3
Restricted cash	10.5	—	—	10.5
Accounts and notes receivables, net	428.7	564.4	(68.0)	925.1
Inventories	296.0	596.9	—	892.9
Prepaid expenses	25.0	23.6	(8.3)	40.3
Deferred income taxes	—	3.0	—	3.0
Other current assets	3.4	83.6	—	87.0

Total current Assets	783.1	1,369.3	(76.3)	2,076.1
Property, plant and equipment, net	1,294.0	3,256.2	21.9	4,572.1
Investment in unconsolidated affiliates	235.0	138.7	(215.7)	158.0
Intangible assets, net	34.9	247.0	—	281.9
Goodwill	3.3	—	—	3.3
Receivable from affiliates	11.7	13.6		25.3
Deferred income tax	12.0	—	—	12.0
Other noncurrent assets	156.7	432.1	(2.6)	586.2

Total Assets	$2,530.7	$5,456.9	$(272.7)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$258.8	$561.3	$(68.0)	$752.1
Accrued liabilities	204.6	389.5	(8.4)	585.7
Deferred income taxes	14.5	—	—	14.5
Current portion of long-term debt	132.2	1.8	—	134.0

Total current liabilities	610.1	952.6	(76.4)	1,486.3
Long-term debt	1,699.9	3,359.9	—	5,059.8
Long-term debt affiliate	35.5	358.3	—	393.8
Deferred income taxes	—	234.8	—	234.8
Other noncurrent liabilities	234.3	224.5	(2.6)	456.2

Total liabilities	2,579.8	5,130.1	(79.0)	7,630.9

Minority interests	—	3.6	130.9	134.5

Member's equity (deficit):
Member's equity	1,095.2	—	—	1,095.2
Subsidiary members' equity	—	565.5	(565.5)	—
Accumulated deficit	(1,181.1)	(314.3)	312.9	(1,182.5)
Accumulated other comprehensive loss	36.8	72.0	(72.0)	36.8

Total member's (deficit) equity	(49.1)	323.2	(324.6)	(50.5)

Total liabilities and member's (deficit) equity	$2,530.7	$5,456.9	$(272.7)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Huntsman LLC
Revenues:
Trade sales	$3,963.4	$6,312.1	$—	$10,275.5
Related party sales	228.2	191.3	(363.8)	55.7

Total revenues	4,191.6	6,503.4	(363.8)	10,331.2
Cost of goods sold	3,875.9	5,678.5	(349.8)	9,204.6

Gross profit	315.7	824.9	(14.0)	1,126.6
Expenses:
Selling, general and administrative	154.2	365.3	(12.0)	507.5
Research and development	20.6	40.9	—	61.5
Other operating income	(11.7)	(14.3)	—	(26.0)
Restructuring and plant closing costs	40.8	249.5	—	290.3

Total expenses	203.9	641.4	(12.0)	833.3

Operating income	111.8	183.5	(2.0)	293.3
Interest expense, net	(178.8)	(369.7)	—	(548.5)
Loss on sale of accounts receivable	—	(15.6)	—	(15.6)
Equity in (losses) earnings of unconsolidated affiliates	(93.7)	—	97.6	3.9
Other expense	(6.2)	(19.5)	—	(25.7)

Loss before income tax benefit, and minority interests	(166.9)	(221.3)	95.6	(292.6)
Income tax (expense) benefit	(7.8)	58.6	—	50.8
Minority interest in subsidiaries' loss	—	—	65.0	65.0

Net loss	(174.7)	(162.7)	160.6	(176.8)
Other comprehensive income	46.6	94.5	(94.5)	46.6

Comprehensive loss	$(128.1)	$(68.2)	$66.1	$(130.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH(1)	Total(1)	HIH(2)	Eliminations	Huntsman LLC
Revenues:
Trade sales	$3,028.0	$5,041.7	$8,069.7	$(1,597.3)	$—	$6,472.4
Related party sales	205.6	203.8	409.4	(136.1)	(177.9)	95.4

Total revenues	3,233.6	5,245.5	8,479.1	(1,733.4)	(177.9)	6,567.8
Cost of goods sold	3,019.1	4,661.1	7,680.2	(1,551.9)	(168.5)	5,959.8

Gross profit (loss)	214.5	584.4	798.9	(181.5)	(9.4)	608.0
Expenses:
Selling, general and administrative	143.9	368.0	511.9	(116.9)	(8.0)	387.0
Research and development	22.0	49.4	71.4	(16.6)	—	54.8
Other operating (income) expense	(8.3)	(65.6)	(73.9)	28.9	—	(45.0)
Restructuring and plant closing (credits) costs	(1.7)	56.7	55.0	(17.1)	—	37.9

Total expenses	155.9	408.5	564.4	(121.7)	(8.0)	434.7

Operating income (loss)	58.6	175.9	234.5	(59.8)	(1.4)	173.3
Interest (expense) income, net	(150.3)	(354.7)	(505.0)	113.2	—	(391.8)
Loss on sale of accounts receivable	—	(32.4)	(32.4)	12.0	—	(20.4)
Equity in losses of unconsolidated affiliates	(138.1)	—	(138.1)	—	101.3	(36.8)
Other (expense) income	(0.9)	(1.3)	(2.2)	2.2	—	—

(Loss) income before income tax benefit, and minority interests	(230.7)	(212.5)	(443.2)	67.6	99.9	(275.7)
Income tax expense	(16.1)	(21.6)	(37.7)	(2.4)	—	(40.1)
Minority interest in subsidiaries' loss	—	—	—	—	67.6	67.6

Net (loss) income	(246.8)	(234.1)	(480.9)	65.2	167.5	(248.2)
Other comprehensive income (loss)	167.6	219.4	387.0	(24.2)	(195.2)	167.6

Comprehensive (loss) income	$(79.2)	$(14.7)	$(93.9)	$41.0	$(27.7)	$(80.6)

(1)
For the year ended December 31, 2003

(2)
For the four months ended April 30, 2003

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Huntsman LLC (excluding HIH)	HIH	Eliminations	Huntsman LLC
Cash flows from operating activities:
Net loss	$(174.7)	$(162.7)	$160.6	$(176.8)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	93.7	—	(97.6)	(3.9)
Depreciation and amortization	133.1	310.0	2.1	445.2
Provision for losses on accounts receivable	—	2.0	—	2.0
Noncash restructuring and plant closing costs	21.6	116.4	—	138.0
Loss on disposal of plant and equipment	2.7	—	—	2.7
Loss on early extinguishment of debt	6.1	19.5	—	25.6
Noncash interest expense	10.5	132.1	—	142.6
Deferred income taxes	(4.4)	(75.3)	—	(79.7)
Gain on foreign currency transactions	(5.3)	(61.5)	—	(66.8)
Minority interest in subsidiaries loss	—	—	(65.0)	(65.0)
Other	(1.0)	—	—	(1.0)
Net changes in operating assets and liabilities:
Receivables	(118.0)	(94.2)	21.0	(191.2)
Change in receivables sold, net	—	(90.0)	—	(90.0)
Inventories	(42.4)	(93.6)	—	(136.0)
Prepaid expenses	36.5	(4.2)	(1.4)	30.9
Other current assets	(14.3)	59.7	—	45.4
Other noncurrent assets	(34.1)	(1.1)	(1.5)	(36.7)
Accounts payable	33.1	46.0	(21.0)	58.1
Accrued liabilities	54.8	41.9	1.4	98.1
Other noncurrent liabilities	2.5	0.8	1.4	4.7

Net cash provided by operating activities	0.4	145.8	—	146.2

Investing activities:
Capital expenditures	(68.3)	(141.3)	—	(209.6)
Proceeds from sale of plant & equipment	0.4	—	—	0.4
Change in restricted cash	1.6	—	—	1.6
Net borrowings (repayments) on intercompany debt	2.2	—		2.2
Investment in unconsolidated affiliate	(0.2)	(11.8)	—	(12.0)
Net cash received from unconsolidated affiliates	—	8.6	—	8.6
Advances to unconsolidated affiliates	—	(2.6)	—	(2.6)

Net cash used in investing activities	(64.3)	(147.1)	—	(211.4)

Financing activities:
Net borrowings under revolving loan facilities	135.8	(22.0)	—	113.8
Net borrowings on overdraft	—	(7.5)	—	(7.5)
Repayment of long term debt	(1,187.0)	(1,302.4)	—	(2,489.4)
Proceeds from long-term debt	1,145.7	1,369.6	—	2,515.3
Issuance of Senior Notes	—	354.5		354.5
Repayment of Senior Notes	—	(333.4)		(333.4)
Shares of subsidiaries issued to minorities for cash	—	5.4	—	5.4
Payments on notes payable	(19.6)	—	—	(19.6)
Cost of early estinguishment of debt	—	(17.0)	—	(17.0)
Debt issuance costs	(18.4)	(17.2)	—	(35.6)

Net cash provided by financing activities	56.5	30.0	—	86.5

Effect of exchange rate changes on cash	(0.4)	11.5	—	11.1

(Decrease) increase in cash and cash equivalents	(7.8)	40.2	—	32.4
Cash and cash equivalents at beginning of period	19.5	97.8	—	117.3

Cash and cash equivalents at end of period	$11.7	$138.0	$—	$149.7

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Huntsman LLC (excluding HIH)(1)	HIH(1)	Total(1)	HIH(2)	Eliminations	Huntsman LLC(1)
Cash flows from operating activities:
Net (loss) income	$(246.8)	$(234.1)	$(480.9)	$65.2	$167.5	(248.2)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	138.1	—	138.1	—	(101.3)	36.8
Depreciation and amortization	130.0	277.9	407.9	(90.5)	1.4	318.8
Provision for loss on sale of accounts receivable	1.3	10.2	11.5	(0.2)	—	11.3
Noncash restructuring and plant closing costs	(1.7)	11.4	9.7	—	—	9.7
Non cash interest on affiliate debt	—	—	—	—	—
Loss on disposal of plant and equipment	1.5	—	1.5	—	—	1.5
Noncash interest expense	13.4	119.4	132.8	(34.9)	—	97.9
Deferred income taxes	2.8	—	2.8	5.3	—	8.1
Gain on foreign currency transactions	(2.5)	(64.3)	(66.8)	20.1	—	(46.7)
Minority interest in subsidiaries loss	—	—	—	—	(67.6)	(67.6)
Net changes in operating assets and liabilities:
Receivables	(22.5)	(6.6)	(29.1)	93.2	(3.3)	60.8
Change in receivables sold, net	—	18.6	18.6	(30.1)	—	(11.5)
Inventories	2.1	26.6	28.7	31.1	—	59.8
Prepaid expenses	6.9	1.1	8.0	(5.4)	(5.0)	(2.4)
Other current assets	(0.6)	(29.2)	(29.8)	13.9	—	(15.9)
Other noncurrent assets	(30.0)	—	(30.0)	1.8	2.6	(25.6)
Accounts payable	16.2	(58.5)	(42.3)	(13.3)	3.3	(52.3)
Accrued liabilities	5.9	32.6	38.5	27.7	5.0	71.2
Other noncurrent liabilities	9.1	(6.6)	2.5	10.0	(2.6)	9.9

Net cash provided by operating activities	23.2	98.5	121.7	93.9	—	215.6

Investing activities:
Capital expenditures	(89.7)	(127.4)	(217.1)	31.9	—	(185.2)
Proceeds from sale of plant & equipment	0.2	—	0.2	—	—	0.2
Cash paid for intangible asset	(2.3)	—	(2.3)	—	—	(2.3)
Change in restricted cash	(1.4)	—	(1.4)	—	—	(1.4)
Advances to unconsolidated affiliates	—	(8.3)	(8.3)	0.4	—	(7.9)

Net cash (used in) provided by investing activities	(93.2)	(135.7)	(228.9)	32.3	—	(196.6)

Financing activities:
Net borrowings under revolving loan facilities	(19.9)	(45.0)	(64.9)	(134.2)	—	(199.1)
Net borrowings on overdraft	—	7.5	7.5	—	—	7.5
Repayment of long term debt	(339.3)	(264.0)	(603.3)	177.7	—	(425.6)
Proceeds from long-term debt	450.5	362.9	813.4	(157.9)	—	655.5
Shares of subsidiaries issued to minorities for cash	—	2.7	2.7	(1.0)	—	1.7
Debt issuance costs	(27.9)	(9.7)	(37.6)	4.3	—	(33.3)

Net cash provided by (used in) financing activities	63.4	54.4	117.8	(111.1)	—	6.7

Effect of exchange rate changes on cash	3.8	5.2	9.0	(1.9)	—	7.1

Decrease (increase) in cash and cash equivalents	(2.8)	22.4	19.6	13.2	—	32.8
Cash and cash equivalents at beginning of period	22.3	—	22.3	—	—	22.3
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	75.4	75.4	(13.2)	—	62.2

Cash and cash equivalents at end of period	$19.5	$97.8	$117.3	$—	$—	117.3

(1)
For the year ended December 31, 2003

(2)
For the four months ended April 30, 2003

Results of Operations (Excluding HIH)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (Dollars in Millions)

	Year ended December 31,
			Percent change 2004 vs. 2003
	2004	2003
Revenues	$4,191.6	$3,233.6	30%
Cost of goods sold	3,875.9	3,019.1	28%

Gross profit	315.7	214.5	47%
Expenses of selling, general and administrative, research and development, and other operating income (expense)	163.1	157.6	3%
Restructuring, impairment and plant closing costs (credits)	40.8	(1.7)	NM

Operating income	111.8	58.6	91%
Interest expense, net	(178.8)	(150.3)	19%
Equity income on investments in unconsolidated affiliates	3.9	2.2	77%
Other expense	(6.2)	(0.9)	NM

Loss before income tax benefit, minority interests, and cumulative effect of accounting change	(69.3)	(90.4)	(23)%
Income tax expense	(7.8)	(16.1)	(52)%

Net loss	(77.1)	(106.5)	(28)%
Interest expense, net	178.8	150.3	19%
Income tax expense	7.7	16.1	(52)%
Depreciation and amortization	133.1	130.0	2%

EBITDA(1)	$242.5	$189.9	28%

NM—Not meaningful

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

        Included in EBITDA are the following unusual items of (expense) income:

	Year ended December 31,
	2004	2003
Contract Termination	$—	$(2.0)
Early extinguishment of debt	(6.1)	—
Restructuring and plant closing costs:
Performance Products	$(24.5)	$—
Polymers	(13.6)	(0.8)
Base Chemicals	(0.4)	—
Corporate and other	(2.3)	2.5

Total restructuring and plant closing (costs) credits	(40.8)	1.7

Total unusual items of (expense) income included in EBITDA	$(46.9)	$(0.3)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        For the year ended December 31, 2004 we had a net loss of $77.1 million on revenues of $4,191.6 million compared to a net loss of $106.5 million on revenues of $3,233.6 million for the year ended December 31, 2003. The decrease of $29.4 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $958.0 million, or 30%, as compared to 2003. The increase was largely attributable to higher average selling prices for all of our business segments and higher sales volumes in our Polymers and Base Chemicals segments. For details of our changes in selling prices and sales volumes, see the discussion by operating segments below.

  •
  Gross profit for the year ended December 31, 2004 increased by $101.2 million, or 47%, as compared to 2003 due principally to higher contribution margins in 2004 as average selling prices increased more than raw material and energy costs.

  •
  Operating expenses for the year ended December 31, 2004 increased by $5.5 million, or 3%.

  •
  Restructuring and plant closing costs for the year ended December 31, 2004 increased by $42.5 million to $40.8 million of expense from a credit of $1.7 million in 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" above.

  •
  Net interest expense for the year ended December 31, 2004 increased by $28.5 million, or 19%, primarily due to increased debt and higher interest rates on our borrowings in 2004.

  •
  Other expense for the year ended December 31, 2004 increased by $5.3 million to $6.2 million from $0.9 million in 2003, primarily as a result of the write off of deferred debt issuance costs in 2004.

  •
  Income tax expense decreased by $8.3 million to an expense of $7.8 million for the year ended December 31, 2004 as compared to expense of $16.1 million for 2003. Decreased tax expense was primarily due to losses in jurisdictions where valuation allowances are not required to be placed against net deferred tax assets and the results of an Internal Revenue Service examination recorded in the prior year.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

Huntsman LLC (Excluding HIH)

	Year ended December 31, 2004	Year ended December 31, 2003	Percent Change
Revenues
Performance Products	1,282.7	1,112.2	15%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	1,764.4	1,238.3	42%
Eliminations	(307.3)	(272.4)	(13)%

Total	$4,191.6	$3,233.6	30%

Segment EBITDA
Performance Products	160.0	144.0	11%
Polymers	77.6	80.8	(4)%
Base Chemicals	69.3	(6.0)	NM
Corporate and other	(64.4)	(28.9)	(123)%

Total	$242.5	$189.9	28%

NM—Not meaningful

Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $170.5 million, or 15%, as compared to 2003 primarily as a result of higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 17% in response to higher raw material and energy costs, improved market conditions and the strength of the Australian dollar versus the U.S. dollar. Sales volumes declined by 1% as higher volumes of amines and maleic anhydride were more than offset by lower sales of surfactants and LAB. The reduction in surfactants sales volumes was due principally to increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA increased by $16.0 million, or 11%, as compared to 2003. During the year ended December 31, 2004, we recorded restructuring charges of $24.5 million related primarily to the closure of our Guelph, Canada, Queeny, Missouri and Austin, Texas facilities. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" above. Excluding these restructuring charges, Performance Products segment EBITDA increased by $8.5 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Polymers

        For the year ended December 31, 2004, Polymers revenues increased by $296.3 million, or 26%, as compared to 2003 due mainly to 22% higher average selling prices and 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million, or 4%, as compared to 2003. During the years ended December 31, 2004 and 2003, the Polymers segment recorded restructuring and plant closing charges of $13.6 million and $0.8 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" above. Excluding these restructuring charges, Polymers segment EBITDA increased by $9.6 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $526.1 million, or 42%, as compared to 2003 due mainly to 34% higher average selling prices and 6% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs. Sales volumes increases were driven by increases for ethylene, propylene and cyclohexane of 12%, 14% and 29%, respectively, principally as a result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $75.3 million as compared to 2003, primarily as a result of higher average selling prices and increased sales volumes, partially offset higher raw material and energy costs and higher maintenance costs on furnaces in the U.S.

Corporate and Other

        Corporate and other items include unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $35.5 million, or 123%, as compared to 2003, primarily as a result of lower unallocated foreign currency exchange gains in 2004 and costs associated with the early extinguishment of debt.

Liquidity and Capital Resources (Excluding HIH)

Cash

        Net cash provided by operating activities for the year ended December 31, 2004 was $0.4 million as compared to net cash provided by operating activities of $23.2 million for the year ended December 31, 2003. This decrease is primarily attributable to a reduced net loss of $72.1 million partially offset by an increase in net operating assets and liabilities of $67.7 million. In addition, there were net offsetting variances in adjustments to reconcile net income (loss) to net cash from operating activities including an unfavorable variance of $44.4 million in equity in losses of investments in unconsolidated affiliates, partially offset by a favorable variance of $23.3 million in non-cash restructuring and plant closing costs.

        Capital expenditures for the year ended December 31, 2004 were $68.3 million as compared to $89.7 million for 2003. This decrease was largely attributable to increased capital spending in 2003 relating to the implementation of our North American SAP system and capital spending associated with the scheduled T&I at our Port Arthur, Texas olefins unit.

        Net cash provided by financing activities for the year ended December 31, 2004 was $56.5 million as compared to $63.4 million in the year ended December 31, 2003.

Changes in Financial Condition (Excluding HIH)

        The following information summarizes our net working capital position as of December 31, 2004 and 2003 (dollars in millions):

	December 31,
				Percentage Change
	2004	2003	Difference
Current assets:
Cash, cash equivalents and restricted cash	$20.6	$30.0	(9.4)	(31)%
Accounts and notes receivables	618.4	428.7	189.7	44%
Inventories	338.8	296.0	42.8	14%
Prepaid expenses	21.9	25.0	(3.1)	(12)%
Deferred income taxes	0.7	—	0.7	NM
Other current assets	15.2	3.4	11.8	347%

Total current assets	1,015.6	783.1	232.5	30%

Current liabilities:
Accounts payable	340.0	258.8	81.2	31%
Accrued liabilities	261.0	204.6	56.4	28%
Deferred income taxes	8.2	14.5	(6.3)	(43)%
Current portion of long-term debt	25.3	132.2	(106.9)	NM

Total current liabilities	634.5	610.1	24.4	4%

Working capital	$381.1	$173.0	$208.1	120%

NM—Not meaningful

        At December 31, 2004 our net working capital position was $381.1 million as compared to $173.0 million at December 31, 2003, resulting in an increase of $208.1 million. The changes in working capital can be explained as follows:

  •
  The decrease in cash, cash equivalents and restricted cash is primarily the result of matters identified in the Condensed Consolidating Statement of Cash Flows.

  •
  The increase in receivables of $189.7 million is primarily due to higher average selling prices and increased sales volumes.

  •
  The increase in inventories of $42.8 million is due primarily to higher raw materials and energy costs.

  •
  The increase of $81.2 million in accounts payable is primarily due to an increase in raw materials and energy costs.

  •
  Accrued liabilities increased by $56.4 million, partly due to an increase in interest accruals largely associated with the timing of payments due on the HLLC Senior Notes. In addition accruals for restructuring and plant closing costs increased in 2004.

  •
  The decrease in the current portion of long-term debt of $106.9 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, the payment of $25 million made on our HCCA Facility with proceeds from our HLLC Senior Secured Notes, and the refinancing of our Australian credit facilities on August 31, 2004 which resulted in substantially all the remaining debt under the Australian credit facilities being classified as non-current. The entire balances of the HCA Facilities and the HCCA Facilities were classified as current as of December 31, 2003.

Debt and Liquidity

        For a discussion of our restricted group's debt and liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Liquidity—Debt—Restricted Group" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program. As of December 31, 2004, our outstanding forward foreign exchange contracts were not considered material.

        On December 10, 2004, HI entered into a cross currency swap of fixed rate debt with several financial institutions in order to more effectively hedge its overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, HI agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, HI will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, HI is required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semi-annually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap will receive effective treatment as a net investment hedge under GAAP.

        As of December 31, 2004, HLLC had entered into approximately $184.3 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately twelve to thirty months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate HLLC to pay fixed amounts ranging from 4.3% to 6.6% of the notional amount in exchange for LIBOR-based floating amounts. As of December 31, 2004, Advanced Materials had not entered into any interest rate agreements. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        As of December 31, 2004, the estimated value of our consolidated debt was approximately $6.2 billion and the weighted average interest rate of our combined borrowings was approximately 8.7%. As of December 31, 2004, we had combined outstanding variable rate borrowings at HLLC and HI of approximately $2.4 billion. The weighted average interest rate of these borrowings was approximately 5.5%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $24 million. This increase would be reduced by approximately $1.8 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2004, we had forward purchase and sale contracts for 66,000 tonnes of naphtha and 124,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses or gains of approximately $2.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

        In connection with the audit of the financial statements of our parent and its subsidiaries (the "Huntsman Companies" or "Group") for the year ended December 31, 2003, the Group's independent registered public accounting firm, or auditors, identified several matters that they deemed to be "material weaknesses" in the Group's internal controls as defined in standards established by the American Institute of Certified Public Accountants. The auditors noted that these material weaknesses had led to restatements of the financial statements of certain of the Huntsman Companies, including us, in recent periods.

        The principal material weakness identified by the auditors was that the Group's controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of the Huntsman Companies. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in the Group's financial statements by a senior member of the Group's controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by company, without a standard, comprehensive package of supporting disclosure, and that information delivered to senior management and the audit committee was not timely and was often incomplete.

        In addition, the auditors noted that we had made a data entry error during the transition of our PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of our third quarter 2003 financial statements, resulting in a $12.3 million increase in our net loss for the three months ended September 30, 2003. The auditors also noted that during 2003, loss on sale of accounts receivable related to our receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of our financial statements for the first three quarters of 2003, resulting in a $17.9 million decrease in our net loss for the three months ended March 31, 2003, a $12.3 million decrease in our net loss for the three months ended June 30, 2003 and a $6.4 million decrease in our net loss for the three months ended September 30, 2003.

        On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rates, and the classification of repayment of debt by a subsidiary on our statements of cash flows. These errors led to a restatement of our financial statements for the six months ended June 30, 2004 and the year ended December 31, 2003. These reclassifications had no impact on our consolidated statements of operations or balance sheets.

        In connection with the audit of the Group's financial statements for the nine months ended September 30, 2004, the auditors advised us of various matters involving internal controls, relating to the closing of books and records, that they considered to be a "reportable condition." The auditors advised our parent that they believed this condition contributed to a number of misstatements in the

Group's' financial statements that individually and in the aggregate were not material. Although the auditors advised our parent of this reportable condition, they did not judge it to be a material weakness in connection with the audit of the Group's financial statements for the nine months ended September 30, 2004. In conducting such audit the auditors did not undertake to audit the Group's internal controls, and thus we cannot give any assurance that they would not note additional material weaknesses or reiterate the material weaknesses described above had they done so.

        The Huntsman Companies entered into a number of significant transactions in 2003 which significantly increased their financial reporting obligations. To improve the Group's financial accounting organization and processes, our parent appointed a new independent director as the chairman of the audit committee in December 2003. In addition, since the beginning of 2004, the Huntsman Companies have replaced their Controller and have added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. The Group intends to add two more positions in internal audit before the end of the first quarter of 2005. The Group has also adopted and implemented additional policies and procedures to strengthen its financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004. In undertaking this evaluation, our management has considered the matters identified by the auditors. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        Other than as specified above, no change in our internal control over financial reporting occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current members of Huntsman LLC's board of managers and Huntsman LLC's current executive officers are listed below. The members of the board of managers are appointed by the owner of our membership interest and hold office until their successors are duly appointed and qualified. All officers serve at the pleasure of our board of managers.

Board of Managers and Executive Officers

Name	Age	Position
Jon M. Huntsman*	67	Chairman of the Board and Manager
David H. Huntsman*	37	Vice Chairman of the Board and Manager
Peter R. Huntsman*	42	President, Chief Executive Officer and Manager
J. Kimo Esplin	42	Executive Vice President and Chief Financial Officer
Samuel D. Scruggs	45	Executive Vice President, General Counsel and Secretary
Anthony P. Hankins	47	Division President, Polyurethanes
Paul G. Hulme	48	Division President, Advanced Materials
Thomas J. Keenan	52	Division President, Pigments
Kevin J. Ninow	41	Division President, Base Chemicals and Polymers
Donald J. Stanutz	54	Division President, Performance Products
Michael J. Kern	55	Senior Vice President, Environmental, Health & Safety and Chief Information Officer
Don H. Olsen	59	Senior Vice President, Global Public Affairs
Brian V. Ridd	47	Senior Vice President, Purchasing
L. Russell Healy	49	Vice President and Controller
James H Huntsman*	34	Vice President, Petrochemicals and Manager
Karen H. Huntsman*	67	Vice President and Manager
Paul C. Huntsman*	35	Vice President and Manager
David S. Parkin*	32	Vice President, Surface Sciences Intermediates; Manager
David J. Matlin	43	Manager
Richard Michaelson	53	Manager
Christopher R. Pechock	40	Manager
Richard P. Durham*	40	Manager
James A. Huffman*	36	Manager

*
Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Peter R. Huntsman, David H. Huntsman, Paul C. Huntsman and James H. Huntsman. Richard P. Durham, James A. Huffman and David S. Parkin are sons-in-law of Jon M. Huntsman and Karen H. Huntsman and brothers-in-law of Peter R. Huntsman, David H. Huntsman, Paul C. Huntsman and James H. Huntsman.

        Jon M. Huntsman is Chairman of the Board of Managers of our Company and has held this position since our Company was formed. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman Corporation and its affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman Corporation, HIH, HI and certain of Huntsman Corporation's other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council.

Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute.

        David H. Huntsman is Vice Chairman of the Board and Manager. Mr. Huntsman has served as a Manager of the Company and as Vice Chairman of the Board since our Company was formed. Mr. Huntsman has also served as a Vice President, Expandable Polystyrene.

        Peter R. Huntsman is President, Chief Executive Officer and a Manager of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of Huntsman Corporation. Mr. Huntsman is a director or manager, as applicable, of Huntsman Corporation, HIH, HI and certain of Huntsman Corporation's other subsidiaries.

        J. Kimo Esplin is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as chief financial officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as Huntsman Corporation's Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        Samuel D. Scruggs is Executive Vice President, General Counsel and Secretary. Mr. Scruggs served as Vice President and Treasurer from 2000 to 2002 and as Vice President and Associate General Counsel from 1999 to 2000. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Anthony P. Hankins is Division President, Polyurethanes. Mr. Hankins was appointed to this position in March 2004. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for Huntsman Corporation's Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for Huntsman Corporation's Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for Huntsman Corporation's Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined Huntsman Corporation. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme is Division President, Advanced Materials, and has served in that role since June 2003. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Thomas J. Keenan is Division President, Pigments, and has served in that role since August 2003. From January 2000 to August 2003, Mr. Keenan served as President, North American Petrochemicals and Polymers, and from January 1998 to January 2000, he served as Senior Vice President of Huntsman Chemical Company LLC. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager, Olefins and Polyolefins for Mobil Chemical Company, where he worked for more than sixteen years.

        Kevin J. Ninow is Division President, Base Chemicals and Polymers, and has served in that role since July 2003. From July 1999 to July 2003, Mr. Ninow served as Senior Vice President, European Petrochemicals. Mr. Ninow joined Huntsman in 1989.

        Donald J. Stanutz is Division President, Performance Products. Mr. Stanutz was appointed to this position in March 2004. Mr. Stanutz served as Executive Vice President and Chief Operating Officer of our Company from December 2001 to February 2004, as Executive Vice President, Global Sales and Marketing from July 2000 to November 2001 and as Executive Vice President, Polyurethanes, PO and Performance Chemicals from July 1999 to June 2000. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

        Michael J. Kern is Senior Vice President—Environmental, Health & Safety, and Chief Information Officer. Mr. Kern has held this position since December 2003. Mr. Kern has served in several senior management positions of Huntsman Corporation, including Senior Vice President, Environmental, Health & Safety from July 2001 to December 2003 and Senior Vice President, Manufacturing from December 1995 to July 2001. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations from April 1993 until joining Huntsman Corporation, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

        Don H. Olsen is Senior Vice President, Global Public Affairs. Mr. Olsen served as Senior Vice President, Public Affairs from August 1993 until he was appointed to his current position in June 2003 and as Vice President, Communications from November 1988 until August 1993. Prior to joining Huntsman in 1988, Mr. Olsen had a 17-year career in broadcast journalism. He also spent three years in Washington, D.C. as Director of Communications for former U.S. Senator Jake Garn.

        Brian V. Ridd is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        L. Russell Healy is Vice President and Controller. Mr. Healy is also Vice President and Controller of Huntsman Corporation, HIH, HI and Advanced Materials and has served in these capacities since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, and from July 1999 to July 2001, he served as Vice President and Finance Director for HI. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche, LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        James H. Huntsman is Vice President, Petrochemicals and Manager. Mr. Huntsman has served as a Vice President and a Manager of our Company since 1995. Mr. Huntsman has also served as Vice President, European Base Chemicals Sales for Huntsman International LLC and the boards of directors or managers of other Huntsman companies.

        Karen H. Huntsman is Vice President and Manager. Mrs. Huntsman has served on the Board of the Company since 1995 and as Vice President since 1999. Mrs. Huntsman performs an active role in all the Companies businesses and currently serves as an officer and/or board member for many of the Huntsman companies. Mrs. Huntsman has served as a member of the Utah State Board of Regents and on the board of directors of First Security Corporation. She also serves on the board of directors of various not-for-profit entities.

        Paul C. Huntsman is Vice President and Manager. Since becoming a member of the Board of the Company in 1996, Mr. Huntsman has served in various positions as an officer or director of many of the Huntsman companies, including Vice President of Huntsman Petrochemical Corporation.

        David S. Parkin is Vice President, Surface Sciences Intermediates and Manager of our Company. Mr. Parkin has served in this position since 2002. Mr. Parkin is also the Vice President, Purchasing of HI. Since 1995, Mr. Parkin has served in a number of management roles for Huntsman companies.

        David J. Matlin is a Manager. Mr. Matlin also serves as the Chief Executive Officer of MatlinPatterson Global Advisers LLC, a $3.8 billion private equity firm which he co-founded in 2002 in a spin-off from Credit Suisse First Boston. Prior to the formation of MatlinPatterson in 2002, Mr. Matlin was a Managing Director at Credit Suisse First Boston and the head of its Distressed Securities Group since its formation in 1994. Prior to joining Credit Suisse First Boston, Mr. Matlin was Managing Director of distressed securities and co-founder of Merrion Group, L.P., a successor to Scully Brothers & Foss L.P. from 1988 to 1994. From 1986 to 1988, he was a securities analyst at Halcyon Investments. Mr. Matlin is a director or manager, as applicable, of Huntsman Corporation, HIH and certain of Huntsman Corporation's other subsidiaries.

        Richard Michaelson is a Manager. Mr. Michaelson is the Chief Financial Officer and Secretary of Life Sciences Research Inc, a contract research organization providing global outsourcing services to the pharmaceutical industry. Prior to his joining LSR in 1998, he was a partner in Focused Healthcare Partners, a healthcare investment company. Mr. Michaelson was the Chief Financial Officer of Unilab Corporation, California's largest provider of clinical laboratory services, from 1993 to 1997, and held a succession of senior management positions at MetPath (now Quest Diagnostics) between 1982 and 1993. Mr. Michaelson was a financial analyst at IBM from 1979 to 1982. Mr. Michaelson is a director or manager, as applicable, of Huntsman Corporation, HIH and certain of Huntsman Corporation's other subsidiaries.

        Christopher R. Pechock is a Manager. Mr. Pechock has served as an officer of MatlinPatterson Global Advisers LLC since July 2002. Mr. Pechock has been active in the distressed securities markets for 14 years. Prior to July 2002, Mr. Pechock was a member of Credit Suisse First Boston's Distressed Group which he joined in 1999. Before joining Credit Suisse First Boston, Mr. Pechock was a Portfolio Manager and Research Analyst in distressed securities at Turnberry Capital Management, L.P. from 1997 to 1999, a Portfolio Manager in distressed securities and special situations at Eos Partners, L.P. from 1996 to 1997, a Vice President and high yield analyst at PaineWebber Inc. from 1993 to 1996 and an analyst in risk arbitrage at Wertheim Schroder & Co., Incorporated from 1987 to 1991. Mr. Pechock is a director or manager, as applicable, of Huntsman Corporation, HIH and certain of Huntsman Corporation's other subsidiaries.

        Richard P. Durham is a Manager. Mr. Durham is a partner with Peterson Partners LLC, a private investment company. Mr. Durham serves or has served in a number of executive positions for Huntsman affiliated companies, including as President of Huntsman Corporation from 1994 through 1997 and as Chairman and Chief Executive Officer of Pliant Corporation, formerly Huntsman Packaging Corporation, until 2002.

        James A. Huffman is a Manager. Mr. Huffman serves or has served in a number of executive positions for Huntsman affiliated companies since 1998, including Vice President, Strategic Planning of the Company and Vice President of Huntsman Genomics Company. Prior to joining Huntsman, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director, New Business Development and Manager, Credit for Huntsman Packaging Corporation, a former Huntsman subsidiary.

Audit Committee Financial Expert

        The board of managers of our Company has determined that Richard Michaelson, who serves as the Chairman of our Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and that Richard Michaelson is independent as defined under the standards adopted by the New York Stock Exchange.

Code of Ethics

        We have adopted a code of ethics, as defined by Item 406(b) of Regulation S-K under the Exchange Act, that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics is posted on our website, at www.huntsman.com. We intend to disclose any amendments to, or waivers from, our code of ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

        The following summary compensation table sets forth information concerning compensation earned in the fiscal years ended December 31, 2004, 2003 and 2002 by our chief executive officer and our four other most highly compensated executive officers at the end of 2004. Information is also included for the former president of our polyurethanes business, who would have been among the most highly compensated executive officers if he had not ceased to be an executive officer during 2004. We refer to these six persons collectively as the "named executive officers."

SUMMARY COMPENSATION TABLE

Annual Compensation(1)
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(2)			All Other Compensation
Peter R. Huntsman President, Chief Executive Officer and Director	2004 2003 2002	$ $ $	1,359,085 1,329,249 1,144,000	$ $ $	550,000 500,000 750,000	$ $	1,538,136 452,434	(4) (5)	$ $ $	158,022 172,340 135,520	(3) (3) (3)
J. Kimo Esplin Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	420,007 410,775 397,318	$ $ $	360,000 300,000 400,000				$ $ $	72,001 49,336 23,464	(6) (6) (6)
Samuel D. Scruggs Executive Vice President and General Counsel	2004 2003 2002	$ $ $	350,175 342,448 332,350	$ $ $	325,000 450,000 400,000				$ $ $	42,941 37,122 22,970	(7) (7) (7)
Anthony P. Hankins Division President, Polyurethanes	2004 2003 2002	$ $ $	423,466 360,630 339,446	$ $ $	350,000 200,000 157,021	$ $ $	92,564 147,518 121,597	(8) (10) (11)	$ $ $	23,327 5,063 3,440	(9) (9) (9)
Paul G. Hulme Division President, Advanced Materials	2004 2003 2002	$ $ $	395,605 332,040 179,942	$ $ $	300,000 329,691 167,555	$ $	84,457 91,105 107,714	(12) (13) (14)
Patrick W. Thomas(15) Former Division President, Polyurethanes	2004 2003 2002	$ $ $	335,847 554,792 484,544	$ $	233,000 452,136	$ $ $	3,317,789 168,476 143,329	(16) (17) (18)

(1)
All compensation for Messrs. Huntsman, Esplin and Scruggs was paid entirely by our Company. All compensation for Messrs. Hankins, Hulme and Thomas was paid entirely by Huntsman Corporation's subsidiary HI or one of its subsidiaries. Compensation figures for these executives shown on the table represent 100% of the compensation paid by Huntsman Corporation and all of its affiliates to such executives.

(2)
Excludes perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $5,195 and $2,000 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $16,400, $16,000 and $16,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $132,327, $150,340 and $115,520 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(4)
Perquisites and other personal benefits in the amount of $1,538,136 were provided for the named executive officer, including $1,190,763 for taxes and tax gross-ups paid in connection with foreign assignment.

(5)
Perquisites and other personal benefits in the amount of $452,434 were provided for the named executive officer, including $345,244 for taxes paid in connection with foreign assignment.

(6)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $10,300 and $12,215 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $16,400, $6,000 and $6,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $41,201, $27,121 and $13,464 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(7)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $11,903 and $10,849 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $6,150, $6,000 and $6,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $20,788, $16,273 and $12,970 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(8)
Perquisites and other personal benefits in the amount of $92,564 were provided for the named executive officer, including $52,175 as a housing allowance and $40,390 for location and other allowances for foreign assignment.

(9)
Consists of $9,225 employer's contribution to the 401(k) Plan for 2004, $7,477 employer's contribution to the Supplemental 401(k) Plan for 2004, $6,085 employer's contribution to the Money Purchase Plan for 2004, and $540, $5,063 and $3,440 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(10)
Perquisites and other personal benefits in the amount of $147,518 were provided for the named executive officer, including $52,609 for taxes and tax gross-ups paid in connection with foreign assignment, $50,172 as a housing allowance and $44,737 for other allowances for foreign assignment.

(11)
Perquisites and other personal benefits in the amount of $121,597 were provided for the named executive officer, including $27,842 for taxes and tax gross-ups paid in connection with foreign assignment, $50,172 as a housing allowance and $34,388 for other allowances for foreign assignment.

(12)
Perquisites and other personal benefits in the amount of $84,457 were provided for the named executive officer, including $51,737 as a housing allowance and $24,809 for location and other allowances for foreign assignment.

(13)
Perquisites and other personal benefits in the amount of $91,105 were provided for the named executive officer, including $46,006 as a housing allowance and $38,458 for location and other allowances for foreign assignment.

(14)
Perquisites and other personal benefits in the amount of $107,714 were provided for the named executive officer, including $64,380 as a temporary allowance and $27,585 as a housing allowance.

(15)
Mr. Thomas ceased to be an executive officer on February 29, 2004.

(16)
Perquisites and other personal and severance benefits in the amount of $3,317,789 were provided for the named executive officer, including $48,610 as a housing allowance, $17,009 for location and other allowances, $8,653 for school fees and $3,237,771 for various severance payments.

(17)
Perquisites and other personal benefits in the amount of $168,476 were provided for the named executive officer, including a payment of $98,593 as a housing allowance and $58,788 for location and other allowances for foreign assignment.

(18)
Perquisites and other personal benefits in the amount of $143,329 were provided for the named executive officer, including a payment of $82,180 for housing expenses and $39,260 for location and other allowances for foreign assignment.

Cost Reduction Incentive Plan

        In connection with Huntsman Corporation's Project Coronado cost reduction program, Huntsman Corporation adopted the Huntsman Cost Reduction Incentive Plan. The purpose of the plan is to encourage key employees to reduce fixed costs by providing incentive pay based upon the reduction in fixed costs for 2005 and 2006 relative to fixed costs for 2002. Fixed costs are calculated in accordance with the plan, on a constant currency basis. There are approximately 63 participants in the plan, including Huntsman Corporation's Chairman of the Board and all of Huntsman Corporation's executive officers. Plan participants will receive a bonus for 2005 if Huntsman Corporation's annualized fixed costs as measured at the end of the second half of 2005 are at least $150 million less than Huntsman Corporation's fixed costs for 2002 and will receive a bonus for 2006 if Huntsman Corporation's annualized fixed costs as measured at the end of the first half of 2006 are at least $150 million less than Huntsman Corporation's fixed costs for 2002. The aggregate bonus pool amount for each of 2005 and 2006 will be between 5% and 10% of the fixed cost reduction for the applicable period, depending on the amount of the reduction. No bonus will be paid for a period if the amount of the fixed cost reduction for that period is less than $150 million. Each participant's share of the aggregate bonus pool was determined by the compensation committee of Huntsman Corporation. In general, in order to receive a bonus for 2005 or 2006, a participant must be employed at the end of that year or either have been terminated by Huntsman Corporation other than for reasonable cause or have voluntarily terminated for good reason. Bonuses for 2005 will be payable no later than March 31, 2006, and bonuses for 2006 will be payable no later than January 7, 2007. However, Huntsman Corporation has the right to defer payments under certain circumstances. Bonuses will be payable in lump-sum cash payments, subject to Huntsman Corporation's right to pay all or part of a bonus in shares of Huntsman Corporation's common stock.

        The bonuses will be taxable to the participants as ordinary income, and Huntsman Corporation will be entitled to a corresponding tax deduction, for the year in which such bonuses are paid. Huntsman Corporation intends to operate the plan in a manner that complies with Section 409A of the Internal Revenue Code so that the participants are not subject to the additional 20% tax imposed on certain deferred compensation.

Retirement Plans

Huntsman Pension Plan and Huntsman SERP

        Huntsman Corporation sponsors the Huntsman Defined Benefit Pension Plan (the "Huntsman Pension Plan"), a tax-qualified defined benefit pension plan, and a non-qualified supplemental pension plan (the "Huntsman SERP"). Effective July 1, 2004, the formula used to calculate future benefits under the Huntsman Pension Plan and the Huntsman SERP was changed to a cash balance formula. The benefits accrued under the plans as of June 30, 2004 were used to calculate opening cash balance accounts.

        Huntsman Pension Plan.    Of the named executive officers, Messrs. Peter Huntsman, Esplin and Scruggs were participants in the Huntsman Pension Plan in 2004. The Huntsman Pension Plan expresses benefits as a hypothetical cash balance account established in each participant's name. A participant's account receives two forms of credits: "pay credits" and "interest credits." Pay credits equal a percentage of a participant's compensation and are credited to a participant's account on an annual basis. "Compensation" for this purpose includes both salary and bonus as described in the summary compensation table, but subject to the compensation limit applicable to tax-qualified plans ($205,000 for 2004). The applicable pay credit percentage ranges between 4% and 12% depending on the participant's combined age and years of service as of the start of each plan year. "Interest credits" for a plan year are based on the 30-year U.S. Treasury yield for November of the prior year. The minimum annual interest credit rate is 5.0%. In addition, plan participants who met certain age and service requirements on July 1, 2004 are entitled to receive "transition credits." Transition credits are payable for up to five years and equal a percentage of a participant's compensation. The applicable transition credit percentage is from 1% to 8% depending on the participant's combined age and years of service as of July 1, 2004.

        At termination of employment after having completed at least five years of service, a participant will receive the amount then credited to the participant's cash balance account in an actuarially equivalent joint and survivor annuity (if married) or single life annuity (if not married). Participants may also choose from other optional forms of benefit, including a lump-sum payment in the amount of the cash balance account. The Huntsman Pension Plan also includes a minimum benefit that guarantees that a participant's benefit will not be less than the benefit accrued under the prior formula at transition (July 1, 2004) plus the benefit attributable to pay credits, with interest credits, beginning July 1, 2004.

        Huntsman SERP.    The Huntsman SERP provides benefits for designated executive officers based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Pension Plan. Of the named executive officers, Messrs. Peter Huntsman, Esplin, and Scruggs were participants in the Huntsman SERP in 2004. The compensation amounts taken into account for these named executive officers under the Huntsman SERP include compensation in excess of the qualified plan limitations. The Huntsman SERP benefit is calculated as the difference between (1) the benefit determined using the Huntsman Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary plus bonus as limited by federal regulations. Upon a change in control (as defined in the Huntsman SERP), participants will receive the present value of the benefits payable to them under the Huntsman SERP.

        The number of completed years of credited service as of December 31, 2004 for Messrs. Peter Huntsman, Esplin and Scruggs under the Huntsman Pension Plan and Huntsman SERP were 21 years, 10 years and 9 years, respectively. At December 31, 2004, these named executive officers were 41, 42 and 45 years of age, respectively.

        Estimated Annual Benefits Payable to Named Executive Officers.    The following table provides the estimated projected annual benefits from the Huntsman Pension Plan and the Huntsman SERP, payable as a lifetime annuity, commencing at normal retirement age (age 65) for Messrs. Huntsman, Esplin and Scruggs. These projections are based on continued employment to age 65 and a 5.12% interest credit rate (the rate in effect for 2004).

Name	Year of 65th Birthday	Estimated Annual Benefit
Peter Huntsman	2028	$1,585,000
Kimo Esplin	2027	375,000
Sam Scruggs	2024	313,000

        The Huntsman SERP also provides benefits not available under the Huntsman Money Purchase Pension Plan (a qualified money purchase pension plan in which Messrs. Peter Huntsman, Esplin and Scruggs participate) because of limits under federal law on compensation that can be counted and amounts that can be allocated to accounts within the Huntsman Money Purchase Pension Plan. The amount of benefits accrued under the Huntsman SERP relating to the Huntsman Money Purchase Pension Plan for these named executive officers is included in the summary compensation table in the "All Other Compensation" column.

Huntsman Belgium Pension Fund

        Messrs. Hulme and Thomas participate in the Huntsman Pension Fund VZW in Belgium (the "Huntsman Belgium Pension Fund"). The following table shows the estimated annual benefit payable under the Huntsman Belgium Pension Fund on reaching age 60 in specified final pensionable earnings and years-of-benefit service classifications.

	Years of Benefit Service at Retirement
Final Pensionable Compensation
	5	10	15	20	25	30	35	40
$ 200,000	12,609	25,217	37,826	50,434	63,043	75,651	88,260	100,869
250,000	16,364	32,728	49,092	65,456	81,820	98,184	114,548	130,912
300,000	20,119	40,239	60,358	80,478	100,597	120,717	140,836	160,955
350,000	23,875	47,750	71,625	95,499	119,374	143,249	167,124	190,999
400,000	27,630	55,261	82,891	110,521	138,151	165,782	193,412	221,042
450,000	31,386	62,771	94,157	125,543	156,929	188,314	219,700	251,086
500,000	35,141	70,282	105,423	140,565	175,706	210,847	245,988	281,129
550,000	38,897	77,793	116,690	155,586	194,483	233,379	272,276	311,173
600,000	42,652	85,304	127,956	170,608	213,260	255,912	298,564	341,216
650,000	46,407	92,815	139,222	185,630	232,037	278,445	324,852	371,259
700,000	50,163	100,326	150,489	200,651	250,814	300,977	351,140	401,303
750,000	53,918	107,837	161,755	215,673	269,591	323,510	377,428	431,346
800,000	57,674	115,347	173,021	230,695	288,369	346,042	403,716	461,390
850,000	61,429	122,858	184,287	245,717	307,146	368,575	430,004	491,433
900,000	65,185	130,369	195,554	260,738	325,923	391,107	456,292	521,477
950,000	68,940	137,880	206,820	275,760	344,700	413,640	482,580	551,520
1,000,000	72,695	145,391	218,086	290,782	363,477	436,173	508,868	581,563

        Participants in the Huntsman Belgium Pension Fund may elect a lump sum benefit equal to 8.57% of final pensionable compensation up to the Belgian Social Security earnings ceiling, plus 18.21% of pensionable compensation above the ceiling, times years of service. Final pensionable compensation is 12 times the monthly base salary for the final year of employment. Covered compensation for Messrs. Hulme and Thomas under the plan is reflected in the "Salary" column of the summary compensation table. As of December 31, 2004, Mr. Hulme had approximately 16 years of service in Belgium and was 48 years of age. On July 31, 2004, the date of his separation, Mr. Thomas had 15 years of service in Belgium (in addition to 39 months that were credited in connection with his termination) and was 47 years of age. The benefit amounts for the Huntsman Belgium Pension Fund shown in the table do not include Belgian Social Security benefits, which are payable in addition to such benefit amounts.

Huntsman Pension Scheme

        Messrs. Hankins, Hulme and Thomas participate in the Huntsman Pension Scheme in the U.K. The following table shows the estimated annual benefit payable under the Huntsman Pension Scheme on reaching age 62 in specified final pensionable earnings and years-of-service classifications.

	Years of Benefit Service at Retirement
Final Pensionable Compensation
	5	10	15	20	25	30	35	40
$ 200,000	17,920	35,840	53,760	71,680	89,599	107,519	125,439	133,333
250,000	22,495	44,990	67,485	89,980	112,474	134,969	157,464	166,667
300,000	27,070	54,140	81,210	108,280	135,349	162,419	189,489	200,000
350,000	31,645	63,290	94,935	126,580	158,224	189,869	221,514	233,333
400,000	36,220	72,440	108,660	144,880	181,099	217,319	253,539	266,667
450,000	40,795	81,590	122,385	163,180	203,974	244,769	285,564	300,000
500,000	45,370	90,740	136,110	181,480	226,849	272,219	317,589	333,333
550,000	49,945	99,890	149,835	199,780	249,724	299,669	349,614	366,667
600,000	54,520	109,040	163,560	218,080	272,599	327,119	381,639	400,000
650,000	59,095	118,190	177,285	236,380	295,474	354,569	413,664	433,333
700,000	63,670	127,340	191,010	254,680	318,349	382,019	445,689	466,667
750,000	68,245	136,490	204,735	272,980	341,224	409,469	477,714	500,000
800,000	72,820	145,640	218,460	291,280	364,099	436,919	509,739	533,333
850,000	77,395	154,790	232,185	309,580	386,974	464,369	541,764	566,667
900,000	81,970	163,940	245,910	327,880	409,849	491,819	573,789	600,000
950,000	86,545	173,090	259,635	346,180	432,724	519,269	605,814	633,333
1,000,000	91,120	182,240	273,360	364,480	455,599	546,719	637,839	666,667

        The Huntsman Pension Scheme provides benefits equal to 2.2% (1/45th) of final pensionable compensation up to $20,072 (£11,250), plus 1.83% of final pensionable compensation above $20,072 (£11,250), minus 1/50th of the current State pension benefit, times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times actual years of service, divided by total possible service to retirement. Final pensionable compensation is gross salary received during the 12 months prior to retirement less any profit sharing payments. These benefits include U.K. social security benefits. As of December 31, 2004, Mr. Hankins had approximately 25 years of service in the U.K. and Mr. Hulme had approximately 5 years of service in the U.K. As of July 31, 2004, Mr. Thomas had approximately 10 years of service in the U.K.

International Pension Plan

        Messrs. Hulme and Thomas also participate in the International Pension Plan (the "IPP"), which is a nonregistered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Through the IPP, each of Messrs. Hulme and Thomas at retirement can elect to receive a total pension benefit (which includes retirement benefits being provided by the Huntsman Belgium Pension Fund and the Huntsman Pension Scheme) that is the greater of (1) the benefit under the Huntsman Pension Scheme (with slight modifications if he has less than 10 years of actual U.K. service) based upon his combined service in Belgium and the U.K. and his U.K. notional salary, or (2) the benefit under the Huntsman Belgium Pension Fund based upon his combined service in Belgium and the U.K. Currently, the benefit under the IPP using the Huntsman Belgium Pension Fund is the most beneficial for both Mr. Hulme, who had 21 years of total service as of December 31, 2004, and Mr. Thomas, who had approximately 25 total years of service (in addition to 39 months that were credited in connection with his termination) as of July 31, 2004.

Stock Incentive Plan

        The following contains a summary of the material terms of the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), which was adopted by Huntsman Corporation's Board of Directors and approved by Huntsman Corporation's stockholders.

        The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards ("Awards") to Huntsman Corporation's employees, directors and consultants and to employees and consultants of Huntsman Corporation's subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to Awards under the Stock Incentive Plan. The number of shares deliverable pursuant to the Awards under the Stock Incentive Plan is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive or enlarging changes in Huntsman Corporation's common stock. Shares of common stock used to pay exercise prices and to satisfy tax withholding obligations with respect to Awards as well as shares covered by Awards that expire, terminate or lapse will again be available for Awards under the Stock Incentive Plan.

Administration

        The Stock Incentive Plan is administered by a committee, which will be Huntsman Corporation's board of directors or a committee of Huntsman Corporation's board of directors designated by Huntsman Corporation's board of directors to serve as the committee, which will satisfy independence requirements under applicable law. The committee has the sole discretion to determine the employees, directors and consultants to whom Awards may be granted under the Stock Incentive Plan and the manner in which such Awards will vest, although the committee may delegate to officers of Huntsman Corporation the authority to grant Awards to employees and consultants who are not, and whose family members are not, subject to Section 16(b) of the Exchange Act. Awards are granted by the committee to employees, directors and consultants in such numbers and at such times during the term of the Stock Incentive Plan as the committee shall determine. The committee is authorized to interpret the Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the Stock Incentive Plan. The committee may correct any defect, supply any omission or reconcile any inconsistency in the Stock Incentive Plan in the manner and to the extent the committee deems necessary or desirable.

Options

        The committee determines the exercise price for each option. However, options must generally have an exercise price at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price:

  •
  in cash;

  •
  through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Huntsman Corporation an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased; or

  •
  another method approved by the committee.

        In connection with Huntsman Corporation's initial public offering, Huntsman Corporation granted to certain of Huntsman Corporation's employees options to purchase an aggregate of 2,372,740 shares of common stock at an exercise price per share equal to the initial public offering price per share of common stock. Huntsman Corporation granted a portion of such options to Huntsman Corporation's named executive officers. The options will vest one-third on each of the first, second and third anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

Stock Appreciation Rights

        The exercise price per share of a stock appreciation right will be an amount determined by the committee. However, stock appreciation rights must generally have an exercise price at least equal to the fair market value of the common stock on the date the stock appreciation right is granted. Generally, each stock appreciation right will entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, times (ii) the number of shares of common stock covered by the stock appreciation right. The committee will determine whether payment will be made in cash, shares of common stock, or a combination of both, provided however that recipients who are subject to U.S. tax will not receive cash in either full or partial payment.

Performance Awards

        The committee may grant performance awards denominated in dollars or other currencies that vest upon such terms and conditions as the committee may establish, including the achievement of performance criteria. To the extent earned, performance awards may be paid in common stock or in cash or any combination thereof as determined by the committee.

Other Stock-Based Awards

        The committee may grant Awards of restricted stock, phantom stock and other Awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock, including shares of stock in lieu of cash compensation. Other stock-based awards will be subject to the terms and conditions established by the committee.

        In connection with Huntsman Corporation's initial public offering, Huntsman Corporation granted an aggregate of 749,513 shares of restricted stock to certain of its employees. Huntsman Corporation granted a portion of such restricted stock to the named executive officers. The restrictions will lapse with respect to one-third of the restricted shares on each of the first, second and third anniversaries of the date of grant.

Transferability

        Unless otherwise determined by the committee, Awards granted under the Stock Incentive Plan are not transferable other than, in some cases, by will or by the laws of descent and distribution.

Change of Control

        In the event of a change of control of Huntsman Corporation, the committee may provide for:

  •
  assumption by the successor company of the Award, or the substitution therefor of similar options, rights or awards with respect to the stock of the successor company;

  •
  acceleration of the vesting of all or any portion of an Award;

  •
  changing the period of time during which vested Awards may be exercised (for example, but not by way of limitation, by requiring that unexercised, vested Awards terminate upon consummation of the change of control);

  •
  payment of substantially equivalent value in exchange for the cancellation of an Award; and/or

  •
  issuance of substitute awards of substantially equivalent value.

Amendment and Termination

        The board of directors or the committee may amend, alter or discontinue the Stock Incentive Plan in any respect at any time, but no such action may be taken without stockholder approval to the extent required by applicable law or stock exchange regulations, and no amendment may materially adversely affect the rights of a participant under any Awards previously granted without his or her consent, except as may be necessary to comply with applicable laws, or advisable in order to preserve or achieve the intended tax treatment, provided that such amendments shall result in substantially equivalent value to the affected participants.

Compliance with New Deferred Compensation Law

        The recently enacted American Jobs Creation Act of 2004 has added legislation concerning deferred compensation, which may require amendments to the Stock Incentive Plan to comply with this legislation. In addition, it is unclear how this legislation and future guidance will change the tax consequences set forth below. In this regard, it is Huntsman Corporation's intent that the Stock Incentive Plan and Awards granted thereunder avoid adverse tax consequences by reason of the application of this legislation and it is likely that Awards will be structured to comply with this legislation.

U.S. Federal Income Tax Consequences of Awards Under the Stock Incentive Plan

        The discussion set forth below is a general description of the U.S. federal income tax consequences of Awards under the Stock Incentive Plan applicable to participants that are U.S. citizens or residents but does not address the recently enacted deferred compensation legislation. It is unclear how this legislation and future guidance will affect the tax consequences discussed below. Participants in the Stock Incentive Plan should consult their tax adviser about the tax consequences of such legislation. Non-U.S. participants in the Stock Incentive Plan should consult their tax adviser about the tax consequences of participation in the Stock Incentive Plan. In addition, U.S. citizens that reside in foreign jurisdictions may also be subject to tax in such jurisdictions as a result of participation in the Stock Incentive Plan and should consult their tax adviser about the tax consequences of participation in the Stock Incentive Plan.

        When a non-qualified stock option is granted, there are no U.S. federal income tax consequences for the option holder or Huntsman Corporation. When a non-qualified stock option is exercised, the option holder recognizes compensation equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price multiplied by the number of shares of common stock subject to the option that was exercised. In general, Huntsman Corporation is entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the option holder for Huntsman Corporation's taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

        When an incentive stock option is granted, there are no U.S. federal income tax consequences for the option holder or Huntsman Corporation. When an incentive stock option is exercised, the option holder does not recognize income and Huntsman Corporation does not receive a deduction for U.S. federal income tax purposes. The option holder, however, must treat the excess of the fair market value of the common stock on the date of exercise over the exercise price as an item of adjustment for purposes of the alternative minimum tax.

        If the option holder disposes of the common stock received upon exercise after the option holder has held the common stock for at least two years after the incentive stock option was granted and one year after the incentive stock option was exercised, the amount the option holder receives upon the disposition over the exercise price is treated as long-term capital gain for U.S. federal income tax purposes for the option holder. Huntsman Corporation is not entitled to a deduction. If the option holder makes a "disqualifying disposition" of the common stock by disposing of the common stock before it has been held for at least two years after the date the incentive option was granted and one year after the date the incentive option was exercised, the option holder recognizes compensation income for U.S. federal income tax purposes equal to the excess of (i) the fair market value of the common stock on the date the incentive option was exercised or, if less, the amount received on the disposition over (ii) the exercise price. In general, if an option holder makes a disqualifying disposition, Huntsman Corporation is entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the option holder for Huntsman Corporation's taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

        When a stock appreciation right is granted, there are no U.S. federal income tax consequences for the participant or Huntsman Corporation. When a stock appreciation right is exercised, the participant recognizes compensation equal to the cash and/or the fair market value of the shares received upon exercise. In general, Huntsman Corporation is entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the participant with respect to a stock appreciation right.

        Generally, when phantom stock, a share of restricted stock, a performance award or other stock-based award (other than unrestricted stock in lieu of cash compensation) is granted, there are no U.S. federal income tax consequences for the participant or Huntsman Corporation. Upon the payment to the participant of common shares and/or cash in respect of the Award or the release of restrictions on restricted stock, the participant recognizes compensation equal to the fair market value of the cash and/or shares as of the date of delivery or release. Upon the grant of unrestricted stock, a participant will recognize compensation for U.S. federal income tax purposes equal to the fair market value of the shares as of the grant date. In general, Huntsman Corporation is entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the participant with respect to other stock-based awards.

Executive Severance Plan

        The following contains a summary of the material terms of the Huntsman Executive Severance Plan (the "Severance Plan"), which was adopted by Huntsman Corporation's Board of Directors.

        Under the Severance Plan, if Huntsman Corporation terminates a participant's employment without reasonable cause, or the participant terminates employment for good reason, Huntsman Corporation will provide the participant with severance benefits in the form of a cash payment, medical coverage, and outplacement services. "Participants" in the Severance Plan include such employees as may be designated as participants by the Compensation Committee of the Board of Directors, provided that, unless the Compensation Committee provides otherwise with respect to a particular employee, officers with a title of Vice President or higher will be participants. Under the Severance Plan, termination for "reasonable cause" means termination on account of gross negligence, fraud, dishonesty, willful violation of any law or material violation of any significant company policy, or on account of failure to substantially perform (whether as a result of a medically determinable disability or otherwise) the duties reasonably assigned or appropriate to the position, consistent with prior practice. Termination for "good reason" means a voluntary termination of employment by a participant as a result of Huntsman Corporation's making a significant detrimental reduction or change to the job responsibilities or in the current base compensation of the participant, which action is not remedied within ten days of written notice to Huntsman Corporation.

        The amount of the cash payment will be: (a) for a participant with a title of Senior Vice President or higher, an amount equal to two times the participant's base compensation at termination; and (b) for a participant with a title of Vice President or below, an amount equal to one and one-half times the participant's base compensation at termination. Medical coverage will continue for the participant and his or her dependents for the period of time determined by dividing the cash payment received by the participant by the participant's base compensation at termination. Outplacement services will be provided: (y) for a period of 12 months following termination, for participants with a title of Senior Vice President or higher; and (z) for a period of six months following termination, for participants with a title of Vice President or below.

        The Severance Plan will be administered by the Compensation Committee of the Board of Directors. Huntsman Corporation may amend or terminate the Severance Plan at any time. Any such amendment or termination will not affect benefits payable to a participant whose termination of employment occurred prior to the amendment or termination of the Severance Plan.

Employment Agreements

        Mr. Hulme is party to an employment agreement with Huntsman Advanced Materials (Europe) BVBA, which is subject to annual renewal. This agreement provides for customary expatriation arrangements. For 2003, this agreement entitled Mr. Hulme to an annual U.K. base salary of £210,000 or an annual Belgian base salary of €260,000 and a bonus of up to €130,000. The actual amounts paid to Mr. Hulme in 2004, 2003 and 2002 are disclosed above in the summary compensation table.

        Effective November 1, 2000, Mr. Hankins entered into an agreement with Huntsman Polyurethanes Americas detailing the terms of his secondment from Huntsman Polyurethanes (UK) Ltd. The agreement, which Huntsman may terminate at any time with two months' notice, expires on October 31, 2005. This agreement provides for customary expatriation arrangements. Under the terms of the agreement, Mr. Hankins' compensation included an initial U.S. base salary of $300,000, subject to annual review, and a performance-based bonus of up to 50% of his U.S. salary. The actual amounts paid to Mr. Hankins in 2004, 2003 and 2002 are disclosed above in the summary compensation table.

        There are no employment agreements with any of the other named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        As of December 31, 2004, we had no compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. In connection with its initial public offering in February 2005, Huntsman Corporation adopted a stock incentive plan, which was approved by its stockholders prior to the completion of the offering. A maximum of 21,590,909 shares of common stock may be issued pursuant to awards under the stock incentive plan.

Security Ownership of Certain Beneficial Owners

        As of March 11, 2005, information with respect to each of the persons or groups known to us to be the beneficial owner of more than five percent of any class of our common units, which is our only class of voting securities, is as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
HMP Equity Holdings Corporation(1) 500 Huntsman Way Salt Lake City, Utah 84108	1,000	100%
Huntsman Corporation(1) 500 Huntsman Way Salt Lake City, Utah 84108	1,000	100%

(1)
All of our membership units are owned directly by HMP Equity Holdings Corporation. All of the common stock of HMP Equity Holdings Corporation is owned directly by Huntsman Corporation.

        As of March 11, 2005, information with respect to each of the persons or groups known to us to be the beneficial owner of more than five percent of the common stock of Huntsman Corporation, which is the only class of voting securities of Huntsman Corporation, is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
David J. Matlin(3)(5)	129,776,387	58.7%
Christopher R. Pechock(3)(5)	129,776,387	58.7%
HMP Equity Trust(3)	129,776,387	58.7%
Huntsman Family Holdings(3)	129,776,387	58.7%
MatlinPatterson(3)	129,776,387	58.7%

Security Ownership of Management

        As of March 11, 2005, information with respect to common stock of Huntsman Corporation (which is the only class of equity securities of Huntsman Corporation beneficially owned by our managers and executive officers) beneficially owned by our managers, named executive officers, and managers and executive officers as a group is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
David J. Matlin(3)(5)	129,776,387	58.7%
Christopher R. Pechock(3)(5)	129,776,387	58.7%
Richard Michaelson	4,000	Less than 1%
Karen H. Huntsman(6)	—	—
Richard P. Durham(6)	—	—
James A. Huffman(6)	5,774	Less than 1%
David H. Huntsman(6)	5,774	Less than 1%
Paul C. Huntsman(6)	5,774	Less than 1%
James H. Huntsman(6)	8,084	Less than 1%
David S. Parkin(6)	39,988	Less than 1%
J. Kimo Esplin(4)	158,323	Less than 1%
Samuel D. Scruggs(4)	172,323	Less than 1%
Anthony P. Hankins(4)	54,469	Less than 1%
Paul G. Hulme(4)	58,569	Less than 1%
Patrick W. Thomas(7)	—	—
All managers and executive officers as a group (23 persons) (4)	130,866,704	59.2%

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108 and such beneficial owner has sole voting and investment power over such shares.

(2)
Based upon an aggregate of 221,204,059 shares outstanding, which includes 749,513 restricted shares issued pursuant to the Huntsman Corporation stock incentive plan in connection with our initial public offering.

(3)
HMP Equity Trust (the "Trust") holds 129,776,387 common shares. The beneficiaries of the Trust are Huntsman Family Holdings and MatlinPatterson. Huntsman Family Holdings is controlled by Jon M. Huntsman. MatlinPatterson is controlled by David J. Matlin and Mark R. Patterson through MatlinPatterson Global Advisers LLC, MatlinPatterson Asset Management LLC, MatlinPatterson Global Partners LLC, and MatlinPatterson LLC. The address of MatlinPatterson is 520 Madison Avenue, New York, New York 10022. Jon M. Huntsman, Peter R. Huntsman, Christopher R. Pechock and David J. Matlin share voting control of the shares of common stock held by the Trust. Specifically, Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of common stock held by the Trust, provided however, that the shares will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin and Christopher R. Pechock. Huntsman Family Holdings has investment power over the portion of the shares owned by the Trust that are allocated to Huntsman Family Holdings' beneficial interest in the Trust. MatlinPatterson has investment power over the portion of the shares owned by the Trust that are allocated to MatlinPatterson's beneficial interest in the Trust. Huntsman Family Holdings, Jon M. Huntsman, and Peter R. Huntsman disclaim beneficial ownership of all of the shares owned by the Trust that are allocated to MatlinPatterson's beneficial interest in the Trust. David J. Matlin, Mark R. Patterson, Christopher R. Pechock, and MatlinPatterson disclaim beneficial ownership of all of the shares owned by the Trust that are allocated to Huntsman Family Holdings' beneficial interest in the Trust. The shares of common stock held by the Trust are allocated as follows: 72,168,405 shares are allocated to the beneficial interest of MatlinPatterson, 51,143,624 shares are allocated to the beneficial interest of Huntsman Family Holdings, and 6,464,358 shares are initially unallocated and will be allocated between the beneficial interests of Huntsman Family Holdings and MatlinPatterson approximately 18 months after the date of Huntsman Corporation's initial public offering based on the trading price of its common stock.

(4)
Includes restricted shares granted pursuant to the Huntsman Corporation stock incentive plan in connection with its initial public offering as follows: Peter R. Huntsman—150,134; James A. Huffman—5,774; David H. Huntsman—5,774; Paul C. Huntsman—5,774; James H. Huntsman—8,084; David S. Parkin—8,084; J. Kimo Esplin—51,969; Samuel D. Scruggs—51,969; Anthony P. Hankins—51,969; Paul G. Hulme—51,969; and all executive officers and directors as a group—575,125. Does not include shares that may be acquired through the exercise of options to purchase shares of common stock granted pursuant to Huntsman Corporation's stock incentive plan in connection with its initial public offering as follows: Peter R. Huntsman—454,950; James A. Huffman—17,498; David H. Huntsman—17,498; Paul C. Huntsman—17,498; James H. Huntsman—24,497; David S. Parkin—24,497; J. Kimo Esplin—157,483; Samuel D. Scruggs—157,483; Anthony P. Hankins—157,483; Paul G. Hulme—157,483; and all executive officers and directors as a group—1,742,810. None of such options are exercisable within 60 days of the date hereof.

(5)
The address of David J. Matlin and Christopher R. Pechock is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, New York 10022.

(6)
Karen H. Huntsman is Jon M. Huntsman's spouse. Peter R. Huntsman, David H. Huntsman, Paul C. Huntsman, and James H. Huntsman are brothers and sons of Jon M. and Karen H. Huntsman. Richard P. Durham, James A. Huffman, and David S. Parkin are sons-in-law of Jon M. and Karen H. Huntsman. Members of the Huntsman family also have a pecuniary interest in Huntsman Corporation through Huntsman Family Holdings.

(7)
Patrick W. Thomas ceased to be an executive officer on February 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft Sublease

        On December 29, 2000, Jstar Corporation ("Jstar"), a Utah corporation wholly owned by Jon M. Huntsman, purchased for the amount of $8.753 million the interest of Airstar Corporation ("Airstar"), a subsidiary of the Company, in a lease (the "Mellon Lease") pursuant to which Airstar leased a Gulfstream IV-SP Aircraft (the "Aircraft"), and in a sublease (the "Prior Sublease") under which certain of Huntsman Corporation's subsidiaries (including our Company) subleased the Aircraft from Airstar. The consideration for this transaction was consistent with that amount opined as fair by Gulfstream Aerospace Corporation in its opinion letter to Airstar dated December 29, 2000. Sublease payments from Airstar to Jstar during the period beginning December 29, 2000, and ending September 14, 2001, totaled $1.7 million. On September 14, 2001, the Mellon Lease and the Prior Sublease were terminated and Jstar entered into a new lease of the Aircraft with a 10-year term. In connection therewith, Airstar and Jstar entered into a new sublease regarding the Aircraft with a 10-year term. Monthly sublease payments from Airstar to Jstar are in the amount of approximately $195,000. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2 million per year to us for such third-party's part-time use of the Aircraft (or an alternate leased by Airstar if the Aircraft is unavailable), subject to an annual adjustment, which we believe to be at least fair market value for the number of flight hours used by such third party. We bear all other costs of operating the Aircraft.

Subordinated Loan

        On July 2, 2001, we borrowed $25.0 million from Horizon Ventures LLC, an entity controlled by Jon M. Huntsman, and executed a note payable in the same amount. The note bore interest at a rate of 15% per year and was due and payable on the earlier of: (1) July 2, 2011, (2) repayment in full in cash of all indebtedness under the HLLC Credit Facilities and the HLLC Subordinated Notes, or (3) commencement of a voluntary case under Title 11 of the U.S. Code or any similar law for the relief of debtors or our consent to the institution of a bankruptcy or an insolvency proceeding against us, or the making of a general assignment for the benefit of our creditors. Interest was not paid in cash, but was accrued at a designated rate of 15% per year, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, we used $41.6 million of net proceeds from Huntsman Corporation's initial public offering to redeem in full the subordinated note due Horizon Ventures LLC.

Consulting Agreement with Jon M. Huntsman

        HI entered into an agreement with Jon M. Huntsman on June 3, 2003, pursuant to which Mr. Huntsman provides consulting services to HI at HI's request. Mr. Huntsman, who is the Chairman of the Board of HI but is not HI's employee, provides advice and other business consulting services at HI's request regarding HI's products, customers, commercial and development strategies, financial affairs, and administrative matters based upon his experience and knowledge of HI's business, the industry, and the markets within which HI competes. Mr. Huntsman's services are utilized both with respect to the conduct of HI's business in the ordinary course and with respect to strategic development and specific projects. Under the terms of the agreement, which renews automatically for successive one-year terms and which may be terminated by either party at any time, Mr. Huntsman receives $950,000 annually in exchange for his services.

Salt Lake City Office Building

        Huntsman Corporation has agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that Huntsman Corporation will donate Huntsman Corporation's Salt Lake City office building and Huntsman Corporation's option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. Huntsman Corporation has agreed to complete this donation on the earlier of November 30, 2009 or the date on which Huntsman Corporation occupies less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after Huntsman Corporation makes this donation Huntsman Corporation will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation. As of December 31, 2004, Huntsman Corporation's Salt Lake City office building had a net book value of approximately $11.3 million.

Other Transactions with the Huntsman Family

        The following table shows the compensation in excess of $60,000 paid to members of the Huntsman family (other than Peter R. Huntsman, whose compensation is included in "Item. 11—Executive Compensation—Summary Compensation Table" above) for services as officers or employees of Huntsman Corporation or Huntsman Corporation's subsidiaries in each of the last three fiscal years.

Name(1)	Year	Salary		Bonus		Other Compensation
Jon M. Huntsman	2004 2003 2002	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —
Karen H. Huntsman	2004 2003 2002	$ $ $	190,211 186,049 182,000	$ $ $	— 20,000 20,000	$ $ $	34,145 36,437 29,329
Jon M. Huntsman, Jr.	2004 2003 2002	$ $ $	355,250 262,500 —	$ $ $	357,000 75,000 —	$ $ $	133,532 125,202 416,000
James H. Huntsman(2)	2004 2003 2002	$ $ $	235,176 230,024 208,000	$ $ $	150,000 105,000 100,000	$ $ $	47,734 619,442 642,052
David H. Huntsman(2)	2004 2003 2002	$ $ $	299,019 292,449 286,000	$ $ $	125,000 75,000 100,000	$ $ $	51,043 53,975 73,011
Paul C. Huntsman(2)	2004 2003 2002	$ $ $	193,202 178,900 162,500	$ $ $	125,000 75,000 100,000	$ $ $	57,102 58,971 61,044
James A. Huffman(2)	2004 2003 2002	$ $ $	271,817 265,850 260,000	$ $ $	125,000 75,000 100,000	$ $ $	135,668 117,342 124,100
David S. Parkin(2)	2004 2003 2002	$ $ $	235,176 230,025 208,000	$ $ $	150,000 115,000 100,000	$ $ $	54,697 157,132 183,660
Robert P. Haight	2004 2003 2002	$ $ $	101,500 — —	$ $ $	— — —	$ $ $	— — —

(1)
Karen H. Huntsman is the wife of Jon M. Huntsman, Huntsman Corporation's Chairman of the Board and a director, and the mother of Peter R. Huntsman, Huntsman Corporation's President and Chief Executive Officer and a director. Each of Jon M. Huntsman, Jr., James H. Huntsman, David H. Huntsman and Paul C. Huntsman is a son of Jon M. Huntsman and a brother of Peter R. Huntsman. Each of James A. Huffman and David S. Parkin is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman. Robert P. Haight is a brother of Karen H. Huntsman and a brother-in-law of Jon M. Huntsman.

(2)
In connection with the consummation of its initial public offering, Huntsman Corporation awarded (i) the following amounts of restricted stock: Mr. James H. Huntsman—8,452 shares; Mr. David H. Huntsman—6,037 shares; Mr. Paul C. Huntsman—6,037 shares; Mr. Huffman—6,037 shares; and Mr. Parkin—8,452 shares; and (ii) the following numbers of options to purchase shares of Huntsman Corporation's common stock: Mr. James H. Huntsman—25,611; Mr. David H. Huntsman—18,293; Mr. Paul C. Huntsman—18,293; Mr. Huffman—18,293; and Mr. Parkin—25,611.

        In addition, Huntsman Financial Consulting, L.C., of which Jon M. Huntsman is the sole member, received compensation from us in the amounts of $320,814, $314,094 and $475,456 in 2004, 2003 and 2002, respectively. These amounts and the amounts shown in the "Other Compensation" column in the table above include some or all of the following: contributions to employee benefit plans, housing and education allowances for overseas assignments, travel allowances, automobile and aircraft usage, administrative and security services, and perquisites and personal benefits.

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.4 million, which represents the insurance premiums paid on his behalf through May 2002.

Senior Management Investment

        In connection with the HLLC Restructuring, certain of our managers, executive officers and other related persons contributed an aggregate of $2.25 million and certain equity interests in one of our subsidiaries in exchange for approximately 0.7% of the voting membership interests of Huntsman Holdings, and, indirectly, 0.6% of the non-voting preferred units of Huntsman Holdings. The following table shows the amounts paid and membership interests received by such persons:

	Membership Interests Purchased
Purchaser
	Class A Common	Preferred	Amount Paid
Peter R. Huntsman	28,993	1,122,065	$1,000,000
J. Kimo Esplin	14,497	561,032	500,000
Samuel D. Scruggs	14,497	561,032	500,000
David S. Parkin	4,349	168,310	150,000
L. Russell Healy	2,899	112,206	100,000
Total	65,235	2,524,645	$2,250,000

        These persons received shares of Huntsman Corporation's common stock in exchange for their membership interests in the Reorganization Transaction. David S. Parkin, who is the son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman, received 31,906 shares of Huntsman Corporation's common stock in the Reorganization Transaction.

The HLLC Restructuring

        On September 30, 2002, the Company, various members of the Huntsman family (including Jon M. Huntsman and Peter R. Huntsman), MatlinPatterson, Consolidated Press and other persons (including the persons described under "—Senior Management Investment" above) completed the HLLC Restructuring, which included a debt for equity exchange and the acquisition of the interests of Consolidated Press Holdings Limited ("Consolidated Press") in certain of our subsidiaries, including HCCA, HCA and Huntsman Petrochemical Corporation.

        Pursuant to the HLLC Restructuring:

  •
  the Huntsman family contributed all of their equity interests in the Company and its subsidiaries, including certain minority interests acquired from Consolidated Press, to Huntsman Holdings in exchange for 10,000,000 Class B Common Units in Huntsman Holdings, LLC, representing all of the issued and outstanding Class B Common Units;

  •
  MatlinPatterson and Consolidated Press contributed the following interests to Huntsman Holdings in exchange for 9,930,415 Class A Common Units in Huntsman Holdings representing 99.3% of the issued and outstanding Class A Common Units, and 384,307,046 units in Huntsman Holdings Preferred Member LLC (a new entity formed to hold such interests), representing 97.3% of the issued and outstanding units;

  •
  approximately $679 million in principal amount of our Company's outstanding subordinated notes and Huntsman Polymers' outstanding senior notes (including approximately $84 million in accrued interest that was cancelled as a result of the exchange);

  •
  all of the shares of a subsidiary that held the HIH Senior Subordinated Discount Notes valued at $273.1 million (including accrued interest of $13.1 million), subject to a non-recourse note secured by a pledge of the HIH Senior Subordinated Discount Notes and payable to ICI of $103.5 million (including accrued interest of $3.5 million), and an option to acquire the subsidiary of ICI that held a 30% membership interest in HIH;

  •
  such other persons contributed cash in the aggregate amount of $3.4 million and certain equity interests in our subsidiaries in exchange for 69,585 Class A Common Units, representing 0.7% of the issued and outstanding Class A Common Units, and 10,678,443 units in Huntsman Holdings Preferred Member LLC, representing 2.7% of the issued and outstanding units; and

  •
  Huntsman Holdings, LLC contributed its investment in the Company to HMP.

The Reorganization Transaction

        Huntsman Corporation consummated the Reorganization Transaction in connection with the completion of Huntsman Corporation's initial public offering. In the Reorganization Transaction, Huntsman Holdings became Huntsman Corporation's wholly owned subsidiary, and the existing beneficial holders of the common and preferred membership interests in Huntsman Holdings including the mandatorily redeemable preferred interests, received shares of Huntsman Corporation's common stock in exchange for their interests. Huntsman Family Holdings and MatlinPatterson caused all of the shares of Huntsman Corporation's common stock they were entitled to receive in exchange for their beneficial interests in Huntsman Holdings to be delivered to Investments Trust. Immediately following the Reorganization Transaction and the initial public offering, Investments Trust held approximately 59% of Huntsman Corporation's outstanding common stock. Huntsman Family Holdings is controlled by Jon M. Huntsman, and MatlinPatterson is controlled by David J. Matlin, each of whom is a director of Huntsman Corporation. See "Item 1. Business—Recent Developments—The Reorganization Transaction."

Registration Rights Agreements

        In connection with the Reorganization Transaction, Huntsman Corporation entered into a registration rights agreement with Huntsman Family Holdings and MatlinPatterson pursuant to which they will have demand and piggyback registration rights for the shares of Huntsman Corporation's common stock controlled by them. The agreement also provides that Huntsman Corporation will pay the costs and expenses, other than underwriting discounts and commissions, related to the registration and sale of shares of Huntsman Corporation's common stock that are registered pursuant to this agreement. The agreement contains customary registration procedures and indemnification and contribution provisions for the benefit of Huntsman Family Holdings, MatlinPatterson and Huntsman Corporation. In addition, all of Huntsman Corporation's stockholders who received shares of Huntsman Corporation's common stock in the Reorganization Transaction, including certain of Huntsman Corporation's directors, executive officers and other key officers, will have the right to include their shares in certain registrations.

Indemnification Agreements

        Huntsman Corporation entered into indemnification agreements with Huntsman Corporation's directors and officers, including each of Huntsman Corporation's named executive officers, in connection with the completion of Huntsman Corporation's initial public offering. Pursuant to these agreements, Huntsman Corporation agrees to provide customary indemnification to Huntsman Corporation's officers and directors against expenses incurred by such persons in connection with their service as directors or officers (as applicable) or in connection with their service at Huntsman Corporation's request as directors, officers, trustees, employees or agents of other entities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees billed to our Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years specified below were as follows (dollars in millions):

Year	Audit	Audit Related	Tax	Other
2004(1)	$6.3	$0.4	$2.9	$—
2003	5.1	0.8	1.0	0.1

(1)
Includes HI.

Pre-approval Policy

        Our Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by Deloitte & Touche of certain audit and non-audit services. Deloitte & Touche may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation. Deloitte & Touche may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved, by category, the performance by Deloitte & Touche of certain audit and accounting services, certain tax services, and, provided that fees do not exceed $250,000 per individual project, certain other tax services and audit-related services. The Audit Committee has delegated to the committee chairperson the power to pre-approve services beyond those previously described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte & Touche. Any pre-approval granted by the chairperson will be reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee will receive an annual report detailing the prior year's expenditures consistent with the SEC fee disclosure requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Consolidated Financial Statements:
See Index to Consolidated Financial Statements on page F-1

2.
Financial Statement Schedule:
See Index to Consolidated Financial Statements on page F-1

3.
Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

Number	Description of Exhibits
3.1	Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-112279))
3.2	Certificate of First Amendment to Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-112279))
3.3	Certificate of Second Amendment to Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-112279))
3.4	Certificate of Third Amendment to Articles of Organization of Huntsman LLC (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-112279))
3.5	First Amended and Restated Operating Agreement of Huntsman Company LLC (now known as Huntsman LLC) dated September 30, 2002 (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-112279))
3.6	First Amendment to the First Amended and Restated Operating Agreement of Huntsman Company LLC (now known as Huntsman LLC) dated October 24, 2002 (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-112279))
3.7	Second Amendment to the First Amended and Restated Operating Agreement of Huntsman LLC dated May 9, 2003 (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-112279))
3.8	Third Amendment to the First Amended and Restated Operating Agreement of Huntsman LLC dated August 26, 2003 (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-112279))
3.9	Articles of Incorporation of Airstar Corporation (incorporated by reference to Exhibit 3.9 to our registration statement on Form S-4 (File No. 333-112279))
3.10	Bylaws of Airstar Corporation (incorporated by reference to Exhibit 3.10 to our registration statement on Form S-4 (File No. 333-112279))
3.11	Articles of Incorporation of Huntsman Australia, Inc. (incorporated by reference to Exhibit 3.11 to our registration statement on Form S-4 (File No. 333-112279))
3.12	Bylaws of Huntsman Australia, Inc. (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-112279))
3.13	Articles of Organization of Huntsman Mergerco LLC (now known as Huntsman Chemical Company LLC) (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-112279))

3.14	Articles of Merger (including an amendment to the Articles of Organization of Huntsman Mergerco LLC (now known as Huntsman Chemical Company LLC)) (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-112279))
3.15	First Amended and Restated Operating Agreement of Huntsman Chemical Company LLC dated August 12, 2002 (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333-112279))
3.16	Articles of Incorporation of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-112279))
3.17	First Articles of Amendment to the Articles of Incorporation of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-112279))
3.18	Bylaws of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-112279))
3.19	Articles of Incorporation of Huntsman Chemical Purchasing Corporation (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-112279))
3.20	Bylaws of Huntsman Chemical Purchasing Corporation (incorporated by reference to Exhibit 3.20 to our registration statement on Form S-4 (File No. 333-112279))
3.21	Articles of Restatement of the Articles of Incorporation of Huntsman Centennial Corporation (including the Amended and Restated Articles of Incorporation of Huntsman Enterprises, Inc.) (incorporated by reference to Exhibit 3.21 to our registration statement on Form S-4 (File No. 333-112279))
3.22	Bylaws of Huntsman Centennial Corporation (now known as Huntsman Enterprises, Inc.) (incorporated by reference to Exhibit 3.22 to our registration statement on Form S-4 (File No. 333-112279))
3.23	Articles of Organization of Huntsman Expandable Polymers Company, LC (incorporated by reference to Exhibit 3.23 to our registration statement on Form S-4 (File No. 333-112279))
3.24	Certificate of First Amendment to Articles of Organization of Huntsman Expandable Polymers Company, LC (incorporated by reference to Exhibit 3.24 to our registration statement on Form S-4 (File No. 333-112279))
3.25	First Amended Operating Agreement of Huntsman Expandable Polymers Company, LC, dated January 1, 1999 (incorporated by reference to Exhibit 3.25 to our registration statement on Form S-4 (File No. 333-112279))
3.26	Articles of Incorporation of Huntsman Family Corporation (incorporated by reference to Exhibit 3.26 to our registration statement on Form S-4 (File No. 333-112279))
3.27	Articles of Correction of the Articles of Incorporation of Huntsman Family Corporation (incorporated by reference to Exhibit 3.27 to our registration statement on Form S-4 (File No. 333-112279))
3.28	Bylaws of Huntsman Family Corporation (incorporated by reference to Exhibit 3.28 to our registration statement on Form S-4 (File No. 333-112279))
3.29	Certificate of Limited Partnership of Huntsman Fuels, L.P. (incorporated by reference to Exhibit 3.29 to our registration statement on Form S-4 (File No. 333-112279))
3.30	First Amended and Restated Articles of Limited Partnership of Huntsman Fuels, L.P., dated January 2, 2001 (incorporated by reference to Exhibit 3.30 to our registration statement on Form S-4 (File No. 333-112279))
3.31	Articles of Restatement of the Articles of Incorporation of Huntsman Group Holdings Finance Corporation (including the Amended and Restated Articles of Incorporation of Huntsman Group Holdings Finance Corporation) (incorporated by reference to Exhibit 3.31 to our registration statement on Form S-4 (File No. 333-112279))

3.32	First Articles of Amendment to the Amended and Restated Articles of Incorporation of Huntsman Group Holdings Finance Corporation (incorporated by reference to Exhibit 3.32 to our registration statement on Form S-4 (File No. 333-112279))
3.33	Bylaws of Huntsman Group Holdings Finance Corporation (incorporated by reference to Exhibit 3.33 to our registration statement on Form S-4 (File No. 333-112279))
3.34	Articles of Restatement of the Articles of Incorporation of Huntsman Group Intellectual Property Holdings Corporation (including Amended and Restated Articles of Incorporation of Huntsman Group Intellectual Property Holdings Corporation) (incorporated by reference to Exhibit 3.34 to our registration statement on Form S-4 (File No. 333-112279))
3.35	Bylaws of Ipstar Corporation (now known as Huntsman Group Intellectual Property Holdings Corporation) (incorporated by reference to Exhibit 3.35 to our registration statement on Form S-4 (File No. 333-112279))
3.36	Articles of Incorporation of Huntsman Headquarters Corporation (incorporated by reference to Exhibit 3.36 to our registration statement on Form S-4 (File No. 333-112279))
3.37	Bylaws of Huntsman Headquarters Corporation (incorporated by reference to Exhibit 3.37 to our registration statement on Form S-4 (File No. 333-112279))
3.38	Articles of Incorporation of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.38 to our registration statement on Form S-4 (File No. 333-112279))
3.39	Articles of Amendment to the Articles of Incorporation of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.39 to our registration statement on Form S-4 (File No. 333-112279))
3.40	Articles of Amendment to the Articles of Incorporation of Huntsman International Corporation (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.40 to our registration statement on Form S-4 (File No. 333- 112279))
3.41	Bylaws of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.41 to our registration statement on Form S-4 (File No. 333-112279))
3.42	Articles of Incorporation of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.42 to our registration statement on Form S-4 (File No. 333-112279))
3.43	Articles of Amendment to the Articles of Incorporation of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.43 to our registration statement on Form S-4 (File No. 333-112279))
3.44	Articles of Amendment to the Articles of Incorporation of Rexene International Services Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.44 to our registration statement on Form S-4 (File No. 333-112279))
3.45	Bylaws of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.45 to our registration statement on Form S-4 (File No. 333-112279))
3.46	Certificate of Incorporation of Huntsman International Trading Corporation (incorporated by reference to Exhibit 3.46 to our registration statement on Form S-4 (File No. 333-112279))
3.47	Bylaws of Huntsman International Trading Corporation (incorporated by reference to Exhibit 3.47 to our registration statement on Form S-4 (File No. 333-112279))
3.48	Articles of Incorporation of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.48 to our registration statement on Form S-4 (File No. 333-112279))
3.49	Articles of Amendment to the Articles of Incorporation of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.49 to our registration statement on Form S-4 (File No. 333-112279))

3.50	Bylaws of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.50 to our registration statement on Form S-4 (File No. 333-112279))
3.51	Articles of Incorporation of Huntsman MA Services Corporation (incorporated by reference to Exhibit 3.51 to our registration statement on Form S-4 (File No. 333-112279))
3.52	Bylaws of Huntsman MA Services Corporation (incorporated by reference to Exhibit 3.52 to our registration statement on Form S-4 (File No. 333-112279))
3.53	Articles of Incorporation of Huntsman Petrochemical Canada Holdings Corporation (incorporated by reference to Exhibit 3.53 to our registration statement on Form S-4 (File No. 333-112279))
3.54	Bylaws of Huntsman Petrochemical Canada Holdings Corporation (incorporated by reference to Exhibit 3.54 to our registration statement on Form S-4 (File No. 333-112279))
3.55	Certificate of Ownership and Merger (including the Certificate of Incorporation of Huntsman Corporation (now known as Huntsman Petrochemical Corporation)) (incorporated by reference to Exhibit 3.55 to our registration statement on Form S-4 (File No. 333-112279))
3.56	Certificate of Amendment of the Certificate of Incorporation of Huntsman Corporation (now known as Huntsman Petrochemical Corporation) (incorporated by reference to Exhibit 3.56 to our registration statement on Form S-4 (File No. 333-112279))
3.57	Bylaws of Huntsman Corporation (now known as Huntsman Petrochemical Corporation) (incorporated by reference to Exhibit 3.57 to our registration statement on Form S-4 (File No. 333-112279))
3.58	Articles of Incorporation of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.58 to our registration statement on Form S-4 (File No. 333-112279))
3.59	First Articles of Amendment to the Articles of Incorporation of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.59 to our registration statement on Form S-4 (File No. 333-112279))
3.60	Bylaws of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.60 to our registration statement on Form S-4 (File No. 333-112279))
3.61	Articles of Incorporation of Huntsman Petrochemical Purchasing Corporation (incorporated by reference to Exhibit 3.61 to our registration statement on Form S-4 (File No. 333-112279))
3.62	Bylaws of Huntsman Petrochemical Purchasing Corporation (incorporated by reference to Exhibit 3.62 to our registration statement on Form S-4 (File No. 333-112279))
3.63	Certificate of Merger (including the Restated Certificate of Incorporation of Rexene Corporation (now known as Huntsman Polymers Corporation)) (incorporated by reference to Exhibit 3.63 to our registration statement on Form S-4 (File No. 333-112279))
3.64	Certificate of Amendment to the Certificate of Incorporation of Rexene Corporation (now known as Huntsman Polymers Corporation) (incorporated by reference to Exhibit 3.64 to our registration statement on Form S-4 (File No. 333-112279))
3.65	Bylaws of Huntsman Centennial Corporation (now known as Huntsman Polymers Corporation) (incorporated by reference to Exhibit 3.65 to our registration statement on Form S-4 (File No. 333-112279))
3.66	Articles of Incorporation of Huntsman Polymers Holdings Corporation (incorporated by reference to Exhibit 3.66 to our registration statement on Form S-4 (File No. 333-112279))
3.67	Bylaws of Huntsman Polymers Holdings Corporation (incorporated by reference to Exhibit 3.67 to our registration statement on Form S-4 (File No. 333-112279))
3.68	Articles of Incorporation of Huntsman Procurement Corporation (incorporated by reference to Exhibit 3.68 to our registration statement on Form S-4 (File No. 333-112279))
3.69	Bylaws of Huntsman Procurement Corporation (incorporated by reference to Exhibit 3.69 to our registration statement on Form S-4 (File No. 333-112279))

3.70	Certificate of Limited Partnership of Huntsman Purchasing, Ltd. (incorporated by reference to Exhibit 3.70 to our registration statement on Form S-4 (File No. 333-112279))
3.71	Amended Certificate of Limited Partnership of Huntsman Purchasing, Ltd. (incorporated by reference to Exhibit 3.71 to our registration statement on Form S-4 (File No. 333-112279))
3.72	Amended Agreement of Limited Partnership of Huntsman Purchasing, Ltd., dated January 1, 1999 (incorporated by reference to Exhibit 3.72 to our registration statement on Form S-4 (File No. 333-112279))
3.73	First Amendment to Amended Agreement of Limited Partnership of Huntsman Purchasing, Ltd., dated January 1, 2000 (incorporated by reference to Exhibit 3.73 to our registration statement on Form S-4 (File No. 333-112279))
3.74	Certificate of Incorporation of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.74 to our registration statement on Form S-4 (File No. 333-112279))
3.75	Certificate of Amendment to the Certificate of Incorporation of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.75 to our registration statement on Form S-4 (File No. 333-112279))
3.76	Certificate of Designation of Series A Non-Voting Cumulative Redeemable Preferred Stock of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.76 to our registration statement on Form S-4 (File No. 333-112279))
3.77	Bylaws of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.77 to our registration statement on Form S-4 (File No. 333-112279))
3.78	Articles of Incorporation of Huntsman Specialty Chemicals Holdings Corporation (incorporated by reference to Exhibit 3.78 to our registration statement on Form S-4 (File No. 333-112279))
3.79	Bylaws of Huntsman Specialty Chemicals Holdings Corporation (incorporated by reference to Exhibit 3.79 to our registration statement on Form S-4 (File No. 333-112279))
3.80	Certificate of Incorporation of JK Holdings Corporation (incorporated by reference to Exhibit 3.80 to our registration statement on Form S-4 (File No. 333-112279))
3.81	Certificate of Amendment to the Certificate of Incorporation of JK Holdings Corporation (incorporated by reference to Exhibit 3.81 to our registration statement on Form S-4 (File No. 333-112279))
3.82	Bylaws of JK Holdings Corporation (incorporated by reference to Exhibit 3.82 to our registration statement on Form S-4 (File No. 333-112279))
3.83	Certificate of Formation of Petrostar Fuels LLC (incorporated by reference to Exhibit 3.83 to our registration statement on Form S-4 (File No. 333-112279))
3.84	Limited Liability Company Agreement of Petrostar Fuels LLC dated September 21, 2000 (incorporated by reference to Exhibit 3.84 to our registration statement on Form S-4 (File No. 333-112279))
3.85	Certificate of Formation of Petrostar Industries LLC (incorporated by reference to Exhibit 3.85 to our registration statement on Form S-4 (File No. 333-112279))
3.86	Limited Liability Company Agreement of Petrostar Industries LLC dated September 21, 2000 (incorporated by reference to Exhibit 3.86 to our registration statement on Form S-4 (File No. 333-112279))
3.87	Articles of Incorporation of Polymer Materials, Inc. (incorporated by reference to Exhibit 3.87 to our registration statement on Form S-4 (File No. 333-112279))
3.88	Bylaws of Polymer Materials, Inc. (incorporated by reference to Exhibit 3.88 to our registration statement on Form S-4 (File No. 333-112279))
4.1	Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))

4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)
4.5	First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6	Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.15)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.15)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.15)
4.10	First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11	Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.20)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.20)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.20)
4.15	Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16	Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)

4.17	Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.18	Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to our registration statement on Form S-4 (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.27)
4.20	First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to our registration statement on Form S-4 (File No. 333-112279))
4.21	Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to our registration statement on Form S-4 (File No. 333-112279))
4.22	Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to our registration statement on Form S-4 (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.31)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.31)
4.25	First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to our registration statement on Form S-4 (File No. 333-112279))
4.26	Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to our registration statement on Form S-4 (File No. 333-112279))
4.27	Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to our registration statement on Form S-4 (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.36)
4.29	Form of guarantee relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.36)

4.30	Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to our registration statement on Form S-4 (File No. 333-112279))
4.31	Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to our registration statement on Form S-4 (File No. 333-112279))
4.32	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended June 30, 2004)
4.33	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.34	Form of Restricted Floating Rate Note due 2011 (included as Exhbit A-2 to Exhibit 4.1)
4.35	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.36	Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended June 30, 2004)
10.1	Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Huntsman International Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
10.2	First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2000)
10.3	Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2000)
10.4	Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 4, 2001)

10.5	Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
10.6	Fifth Amendment to Credit Agreement, dated as of February 7, 2003 among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.33 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2002)
10.7	Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended March 31, 2003)
10.8	Seventh Amendment to Credit Agreement, dated as of October 17, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.42 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.9	Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.10	Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-112279))
10.11	Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-112279))
10.12	Interest Holders Agreement, dated as of September 30, 2002, among Huntsman Holdings, LLC, HMP Equity Holdings Corporation, Huntsman Company LLC (now known as Huntsman LLC), Huntsman Family Holdings II Company LLC (now known as Huntsman Family Holdings Company LLC) and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-4 (File No. 333-112279))
10.13	First Amendment to the Interest Holders Agreement, dated as of May 9, 2003, among Huntsman LLC, HMP Equity Holdings Corporation, Huntsman Family Holdings II Company LLC (now known as Huntsman Family Holdings Company LLC) MatlinPatterson Global Opportunities Partners L.P., Huntsman Group Inc. and Huntsman Holdings, LLC (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-112279))
10.14	Second Amended and Restated Security Agreement, dated as of September 30, 2003, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-4 (File No. 333-112279))
10.15	Amended and Restated Intercreditor Agreement, dated as of September 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent and as beneficiary for certain secured creditors, and HSBC Bank USA and consented to Huntsman LLC (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-4 (File No. 333-112279))

10.16	Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.17	Term Credit Agreement, dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.18	Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.19	Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.20	Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.21	Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
21.1	Subsidiaries of Huntsman LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

HUNTSMAN LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2005.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board and Manager	/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer and Manager (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ KAREN H. HUNTSMAN Karen H. Huntsman Manager	/s/ RICHARD P. DURHAM Richard P. Durham Manager
/s/ JAMES A. HUFFMAN James A. Huffman Manager	/s/ DAVID H. HUNTSMAN David H. Huntsman Manager
/s/ PAUL C. HUNTSMAN Paul C. Huntsman Manager	/s/ JAMES H. HUNTSMAN James H. Huntsman Manager
/s/ DAVID S. PARKIN David S. Parkin Manager	/s/ DAVID MATLIN David Matlin Manager
/s/ CHRISTOPHER PECHOCK Christopher Pechock Manager	/s/ RICHARD MICHAELSON Richard Michaelson Manager

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

        The registrant has not sent to its security holders any annual report to security holders covering the registrants last fiscal year or any proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

        Huntsman LLC ("the Company") management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates based upon management's best judgment.

        To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

        The consolidated balance sheets of Huntsman LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, member's equity, and cash flows for the years ended December 31, 2004, 2003 and 2002 have been audited by the Company's independent registered accounting firm Deloitte & Touche LLP. Their report is shown on page F-3.

        The Board of Managers oversees the adequacy of the Company's control environment. Representatives of the Audit Committee meet periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent registered accounting firm and the internal auditor also have full and free access to meet privately with the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Huntsman LLC and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Huntsman LLC (formerly Huntsman Corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2003. In addition, the Company adopted Financial Accounting Standard Nos. 141 and 142 effective January 1, 2002.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$149.7	$117.3
Restricted cash	8.9	10.5
Accounts and notes receivables (net of allowance for doubtful accounts of $18.4 and $19.7, respectively)	1,333.9	925.1
Inventories	1,074.4	892.9
Prepaid expenses	45.8	40.3
Deferred income taxes	10.9	3.0
Other current assets	65.7	87.0

Total current assets	2,689.3	2,076.1
Property, plant and equipment, net	4,435.6	4,572.1
Investment in unconsolidated affiliates	170.9	158.0
Intangible assets, net	252.4	281.9
Goodwill	3.3	3.3
Deferred income taxes	8.2	12.0
Receivables from affilitates	23.6	25.3
Other noncurrent assets	661.6	586.2

Total assets	$8,244.9	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including overdraft of nil and $7.5, respectively	$907.5	$726.9
Accounts payable—affiliates	30.3	25.2
Accrued liabilities	675.6	585.7
Deferred income taxes	8.2	14.5
Current portion of long-term debt	35.8	134.0

Total current liabilities	1,657.4	1,486.3
Long-term debt	5,450.9	5,059.8
Long-term debt—affiliates	454.6	393.8
Deferred income taxes	180.2	234.8
Other noncurrent liabilities	570.1	456.2

Total liabilities	8,313.2	7,630.9

Minority interests	112.4	134.5

Commitments and contingencies (Notes 20 and 22)
Member's deficit:
Member's equity, 10,000,000 units	1,095.2	1,095.2
Accumulated deficit	(1,359.3)	(1,182.5)
Accumulated other comprehensive income	83.4	36.8

Total member's deficit	(180.7)	(50.5)

Total liabilities and member's deficit	$8,244.9	$7,714.9

See accompanying notes to consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$10,275.5	$6,472.4	$2,494.8
Related party sales	55.7	95.4	166.2

Total revenues	10,331.2	6,567.8	2,661.0
Cost of goods sold	9,204.6	5,959.8	2,421.0

Gross profit	1,126.6	608.0	240.0
Expenses:
Selling, general and administrative	507.5	387.0	151.9
Research and development	61.5	54.8	23.8
Other operating income	(26.0)	(45.0)	(1.0)
Restructuring and plant closing costs (credits)	290.3	37.9	(1.0)

Total expenses	833.3	434.7	173.7

Operating income	293.3	173.3	66.3
Interest expense, net	(548.5)	(391.8)	(192.7)
Loss on sale of accounts receivable	(15.6)	(20.4)	—
Equity in income (losses) of investment in unconsolidated affiliates	3.9	(36.8)	(31.1)
Other expense	(25.7)	—	(7.6)

Loss before income tax benefit, minority interests, and effect of accounting change	(292.6)	(275.7)	(165.1)
Income tax benefit (expense)	50.8	(40.1)	(8.5)

Loss before minority interest and cumulative effect of accounting change	(241.8)	(315.8)	(173.6)
Minority interest in subsidiaries' loss (income)	65.0	67.6	(28.8)
Cumulative effect of accounting change	—	—	169.7

Net loss	(176.8)	(248.2)	(32.7)
Other comprehensive income	46.6	167.6	10.5

Comprehensive loss	$(130.2)	$(80.6)	$(22.2)

See accompanying notes to consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT)

(Dollars in Millions)

	Member's equity		Common Stock		Preferred Stock
							Accumulated Deficit	Accumulated other comprehensive income (loss)
	Units	Amount	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2002	—	$—	17,998,000	$181.0	114,500	$100.0	$(901.5)	$(141.3)	$(761.8)
Recapitalization of the Company (Note 1)	10,000,000	281.1	(17,998,000)	(181.0)	(114,500)	(100.0)	(0.1)	—	—
Capital contribution from Parent related to exchange of debt for parent company equity	—	753.1	—	—	—	—	—	—	753.1
Expenses of exchange of debt	—	(10.1)	—	—	—	—	—	—	(10.1)
Capital contribution from Parent related to acquisition of minority interest in affiliates (Note 1)	—	71.1	—	—	—	—	—	—	71.1
Net loss	—	—	—	—	—	—	(32.7)	—	(32.7)
Other comprehensive income	—	—	—	—	—	—	—	10.5	10.5

Balance, December 31, 2002	10,000,000	1,095.2	—	—	—	—	(934.3)	(130.8)	30.1
Net loss	—	—	—	—	—	—	(248.2)	—	(248.2)
Other comprehensive income	—	—	—	—	—	—	—	167.6	167.6

Balance, December 31, 2003	10,000,000	1,095.2	—	—	—	—	(1,182.5)	36.8	(50.5)
Net loss	—	—	—	—	—	—	(176.8)	—	(176.8)
Other comprehensive income	—	—	—	—	—	—	—	46.6	46.6

Balance, December 31, 2004	10,000,000	$1,095.2	—	$—	—	$—	$(1,359.3)	$83.4	$(180.7)

See accompanying notes to consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(176.8)	$(248.2)	$(32.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	(169.7)
Equity in (income) losses of investment in unconsolidated affiliates	(3.9)	36.8	31.1
Depreciation and amortization	445.2	318.8	152.7
Provision for losses on accounts receivable	2.0	11.3	(1.8)
Noncash restructuring, plant closing, and asset impairment charges	138.0	9.7	(5.3)
Loss (gain) on disposal of plant and equipment	2.7	1.5	0.5
Loss on early extinguishment of debt	25.6	—	6.7
Noncash interest expense	142.6	97.9	7.6
Deferred income taxes	(79.7)	8.1	—
Unrealized gain on foreign currency transactions	(66.8)	(46.7)	—
Minority interests in subsidiaries	(65.0)	(67.6)	28.8
Other	(1.0)	—	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(191.2)	60.8	(48.2)
Change in receivables sold, net	(90.0)	(11.5)	—
Inventories	(136.0)	59.8	1.3
Prepaid expenses	30.9	(2.4)	16.1
Other current assets	45.4	(15.9)	(28.4)
Other noncurrent assets	(36.7)	(25.6)	(6.4)
Accounts payable	58.1	(52.3)	56.9
Accrued liabilities	98.1	71.2	65.2
Other noncurrent liabilities	4.7	9.9	14.3

Net cash provided by operating activities	146.2	215.6	88.7

Investing Activities:
Capital expenditures	(209.6)	(185.2)	(70.2)
Proceeds from sale of plant & equipment	0.4	0.2	—
Cash paid for intangible asset	—	(2.3)	—
Net borrowings on intercompany debt	2.2	—	—
Advances to unconsolidated affiliates	(2.6)	(7.9)	(2.5)
Investment in unconsolidated affiliates	(12.0)	—	—
Net cash received from unconsolidated affiliates	8.6	—	—
Change in restricted cash	1.6	(1.4)	53.2

Net cash used in investing activities	(211.4)	(196.6)	(19.5)

Financing Activities:
Net borrowings (repayment) under revolving loan facilities	113.8	(199.1)	32.1
Net borrowings (repayment) on overdraft	(7.5)	7.5	—
Repayment of long-term debt	(2,489.4)	(425.6)	(121.6)
Proceeds from long-term debt	2,515.3	655.5	—
Shares of subsidiary issued to minority interests for cash	5.4	1.7	—
Repayment of senior notes	(333.4)	—	—
Issuance of senior notes	354.5	—	—
Payments on notes payable	(19.6)	—	—
Cost of early retirement of debt	(17.0)	—	—
Debt issuance costs	(35.6)	(33.3)	(16.6)
Cash acquired in acquisition of equity method affiliate	—	—	7.9

Net cash provided by (used in) financing activities	86.5	6.7	(98.2)

Effect of exchange rate changes on cash	11.1	7.1	3.6

Increase (decrease) in cash and cash equivalents	32.4	32.8	(25.4)
Cash and cash equivalents at beginning of period	117.3	22.3	47.7
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2	—

Cash and cash equivalents at end of period	$149.7	$117.3	$22.3

Supplemental cash flow information:
Cash paid for interest	$415.3	$263.7	$104.4
Cash paid for income taxes	$23.9	$8.3	$(1.5)

See accompanying notes to consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

Company

        Huntsman LLC is a Utah limited liability company and all of its units of interest are owned by Huntsman Corporation. In this report, the term the "Company" refers to Huntsman LLC and its consolidated subsidiaries, unless the context indicates otherwise. Prior to February 16, 2005, the Company was owned by HMP Equity Holdings.

        On February 16, 2005, Huntsman Corporation, the Company's parent corporation, completed an initial public offering of shares of its common stock and shares of its 5% Mandatory Convertible Preferred Stock. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP Equity Holdings Corporation ("HMP"), the Company and Huntsman International Holdings LLC ("HIH"). In connection with this offering, Huntsman Corporation and certain affiliates engaged in a series of reorganization transactions such that the Company is now a direct, 100% owned subsidiary of Huntsman Corporation.

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

        In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, the Company's ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. Accordingly, the Company will no longer consolidate HIH with its results of operations beginning in 2005.

Description of Business

        The Company is a leading manufacturer and marketer of a wide range of chemical products that are sold to diversified consumer and industrial end markets. The Company has 53 primary manufacturing facilities located in North America, Europe, Asia, Australia, South America and Africa and sells its products globally through its five principal business segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of Huntsman LLC and its majority-owned subsidiaries where the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

        The Company generates substantially all of its revenues through sales in the open market and long-term supply agreements. The Company recognizes revenue when it is realized or realizable, and earned. Revenue for product sales is recognized when a sales arrangements exists, risk and title to the product transfer to the customer, collectibility is reasonably assured, and pricing is fixed or determinable. This occurs at the time shipment is made.

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

        Until January 1, 2003, approximately $1.3 billion of the total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, the Company changed its method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change encompassed both a change in accounting method and a change in estimate and resulted in a decrease to depreciation expense for the year ended December 31, 2003 by $43.0 million. The change from the group method to the composite method was made in order to reflect more precisely overall depreciation expense based on the lives of individual components rather than overall depreciation expense based on the average lives for large groups of related assets.

        Interest expense capitalized as part of plant and equipment was $6.7 million, $5.1 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Other Noncurrent Assets

        Other non-current assets consist primarily of spare parts, debt issuance costs, prepaid pension asset and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

Carrying Value of Long-Term Assets

        Upon the occurrence of a triggering event, the Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10—Restructuring and Plant Closing Costs."

Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's senior credit facilities approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the Company's senior subordinated notes is estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. See "Note 21—Fair Value of Financial Instruments."

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company evaluates the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire domestic and certain of the non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough positive evidence to support a change in judgment about the realizability of the related deferred tax asset in future years.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its non-U.S. subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of non-U.S. subsidiaries that are deemed to be permanently invested were $22.3 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

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

        The Company is party to a tax sharing agreement with HMP. The terms of the agreement require the Company to make payment to HMP for taxes that are attributable to the Company's operations, or any of the Company's subsidiaries' operations, as well as for taxes that are attributable to HMP's items of income and expense. The Company is also a party to tax sharing agreements with its subsidiaries. The terms of those agreements require the subsidiaries to make payment to the Company for taxes that are attributable to the subsidiaries' operations.

        The Company has a valuation allowance against its entire domestic and a portion of its foreign net deferred tax assets. If the valuation allowance is reversed, substantially all of the benefit will be allocated to the income tax provision on the income statement, while $3.2 million of the benefit will be used to reduce goodwill. Included in the deferred tax assets at December 31, 2004 and 2003 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity, if and when realized, after the other tax deductions in the carryforwards have been realized.

Derivatives and Hedging Activities

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

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

Asset Retirement Obligations

        The Company accrues for asset retirement obligations, which consist primarily of landfill closure costs in the period in which the obligations are incurred and the Company has sufficient information to estimate a range of potential settlement dates for the obligation. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

        Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. The Company is legally required to perform capping and closure and post-closure care on the landfills and reclamation on the quarries. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," each landfill the Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 27 years. The Company has additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when the Company knows such information.

        The following table describes changes to the asset retirement obligation liability (dollars in millions):

Year Ended December 31, 2004
Asset retirement obligation at the beginning of the period	$—
Liabilities incurred	6.7
Accretion expense	0.5
Liabilities settled	—
Revisions in estimated cash flows	—

Asset retirement obligation at the end of the period	$7.2

        If the asset retirement obligation and measurement provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations would have been $5.0 million.

The amortization of the asset retirement cost and accretion of asset retirement obligation for each of 2002 and 2003 would have been immaterial.

Earnings per Unit of Membership Interest

        Earnings per unit of membership interest is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

Research and Development

        Research and development costs are expensed as incurred.

Foreign Currency Translation

        The accounts of the Company's subsidiaries outside of the United States, except for those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to member's equity as a component of accumulated other comprehensive loss.

        Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from translation to the U.S. dollar from the local currency in the statement of operations.

        Transaction gains and losses are recorded in the statement of operations and were a net gain of $72.5 million, $74.4 million and a net loss of $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications

        Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. The Company adopted this financial interpretation on January 1, 2005, as required. The impact of FIN 46R was not significant.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing SFAS No. 151 to determine the statement's impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." This standard is effective for the Company beginning in January 2006. The Company is reviewing SFAS No. 123R to determine the statement's impact on its consolidated financial statements.

3.     INVENTORIES

        Inventories consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Raw materials and supplies	$297.3	$257.2
Work in progress	62.1	32.7
Finished goods	796.4	619.8

Total	1,155.8	909.7
LIFO reserves	(81.0)	(15.5)
Lower of cost or market reserves	(0.4)	(1.3)

Net	$1,074.4	$892.9

        As of December 31, 2004 and 2003, approximately 20% and 19%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At December 31, 2004 and 2003, the excess of current cost over the stated LIFO value was $81.0 million and $15.5 million, respectively.

        For the year ended December 31, 2004, 2003, and 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $2.0 million, $1.0 million, and $1.7 million, respectively.

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $11.3 million payable and $8.2 million payable (40.6 million and 26.9 million pounds) at December 31, 2004 and 2003, respectively.

4.     PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Land	$111.3	$100.7
Buildings	422.0	383.4
Plant and equipment	6,182.4	6,004.2
Construction in progress	238.9	249.0

Total	6,954.6	6,737.3
Less accumulated depreciation	(2,519.0)	(2,165.2)

Net	$4,435.6	$4,572.1

        Depreciation expense for the years ended December 31, 2004, 2003 and the 2002 was $402.1 million, $300.7 million and $131.8 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $24.5 million and $23.9 million at December 31, 2004 and 2003; related amounts included in accumulated depreciation were $9.1 million and $5.4 million at December 31, 2004 and 2003, respectively.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATES

        The Company's ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Polystyrene Australia Pty Ltd.	$4.7	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	17.5	13.2
Louisiana Pigment Company, L.P. (50%)	121.6	130.4
Rubicon, LLC (50%)	5.7	1.0
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	17.9	6.1
Others	1.0	1.2

Total	168.4	155.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (10%)	2.5	2.5

Total Investments	$170.9	$158.0

(1)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

Summarized Financial Information of Other Unconsolidated Affiliates

        Summarized financial information of Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman"), Louisiana Pigment Company, Rubicon, LLC, BASF AG ("BASF"), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2004 and for the three years then ended is presented below (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Assets	$626.0	$545.3	75.8
Liabilities	293.8	268.4	67.5
Revenues	1,113.6	868.0	85.8
Net income (loss)	8.2	3.4	11.7
The Company's equity in:
Net assets	$168.4	$155.5	12.2
Net income	4.4	2.2	10.0

Investment in HIH

        Effective June 30, 1999, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), a consolidated unrestricted subsidiary of the Company, transferred its propylene oxide business to HIH. ICI transferred its polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses to HIH. In addition, HIH also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited for approximately $117.0 million.

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

        On September 30, 2002, the Company acquired the 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC") which was previously owned by Huntsman family directly. HSCHC holds the Company's investment in HIH. The estimated fair value of the 19.9% interest of $37.9 million has been recorded as an increase in the investment in HIH. The excess of $23.3 million over the Company's proportionate share of the net assets of HIH was accounted for as equity basis property and is being depreciated over the average useful life of property.

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

        Summarized information for HIH as of December 31, 2002 and for the year then ended and the income statement information for the four months ended April 30, 2003 (balance sheet information on HIH is not relevant in this table after April 30, 2003 because HIH has been consolidated after that date) is as follows (dollars in millions):

	Four Months Ended April 30, 2003	December 31, 2002
Assets	$5,187.1	$5,044.1
Liabilities	4,899.2	4,706.1
Revenues	1,733.4	4,518.1
Net loss	(65.2)	(68.5)
The Company's equity in:
Net assets	$179.3	$202.8
Net loss	(39.0)	(41.1)

6.     INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 31, 2004			December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$406.2	$168.9	$237.3	$405.0	$143.7	$261.3
Licenses and other agreements	18.3	10.8	7.5	18.3	9.5	8.8
Non-compete agreements	49.6	42.6	7.0	49.6	38.5	11.1
Other intangibles	1.3	0.7	0.6	2.4	1.7	0.7

Total	$475.4	$223.0	$252.4	$475.3	$193.4	$281.9

        Amortization expense was $33.3 million, $30.5 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2005	$30.3
2006	29.9
2007	27.9
2008	27.9
2009	27.8

7.     OTHER NONCURRENT ASSETS

        Other noncurrent assets consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Prepaid pension costs	$267.2	$254.4
Debt issuance costs	81.3	83.5
Capitalized turnaround expense	116.6	83.9
Spare parts inventory	103.0	100.5
Other noncurrent assets	93.5	63.9

Total	$661.6	$586.2

8.     ACCRUED LIABILITIES

        Accrued liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Payroll, severance and related costs	$171.3	$124.1
Interest	101.5	103.9
Volume and rebates accruals	94.4	89.5
Income taxes	49.3	51.7
Taxes (property and VAT)	77.8	61.8
Restructuring and plant closing costs	101.1	22.6
Environmental accruals	7.7	8.6
Interest and commodity hedging accruals	—	11.3
Other miscellaneous accruals	72.5	112.2

Total	$675.6	$585.7

9.     OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Pension liabilities	$311.2	$267.8
Other postretirement benefits	78.5	78.8
Environmental accruals	27.4	26.3
Notes payable—affiliate	29.9	29.1
Restructuring and plant closing costs	19.0	2.7
Fair value of interest derivative	8.3	9.5
Other noncurrent liabilities	95.8	42.0

Total	$570.1	$456.2

10.   Restructuring and Plant Closing Costs

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Noncancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2001	$44.2	$2.8	$6.9	$6.4	$60.3
2002 charges (credits) for 2001 initiatives	—	1.0	(4.6)	(1.7)	(5.3)
2002 charges for 2002 initiatives	1.6	2.7	—	—	4.3
2002 payments for 2001 initiatives(3)	(40.3)	(0.5)	(1.7)	(4.7)	(47.2)
2002 payments for 2002 initiatives(3)	(1.6)	(2.7)	—	—	(4.3)

Accrued liabilities as of December 31, 2002	3.9	3.3	0.6	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2	—	—	—	24.2
2003 charges for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives(3)	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives(3)	(29.9)	—	—	—	(29.9)

Accrued liabilities as of December 31, 2003	22.5	2.6	0.2	—	25.3
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	98.6	5.1	5.1	18.0	126.8
2004 payments for 2001 initiatives	—	—	(0.2)	—	(0.2)
2004 payments for 2003 initiatives	(25.4)	—	—	—	(25.4)
2004 payments for 2004 initiatives	(31.3)	(0.4)	—	(4.6)	(36.3)
Foreign currency effect on reserve balance	4.4	—	—	—	4.4

Accrued liabilities as of December 31, 2004	$93.9	$7.3	$5.1	$13.8	$120.1

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Post employment Benefits."

(2)
Accrued liabilities by initiatives are as follows:

	December 31, 2004	December 31, 2003
2001 initiatives	$2.8	$2.8
2002 initiatives	—	—
2003 initiatives	22.6	22.5
2004 initiatives	90.3	—
Foreign currency effect on reserve balance	4.4	—

Total	$120.1	$25.3

(3)
Includes impact of foreign currency translation.

(4)
Prior to May 1, 2003, the Company's investment in HIH was recorded on the equity method. Effective May 1, 2003, HIH is recorded as a consolidated subsidiary. HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003, offset by $2.0 million in cash payments through May 1, 2003.

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of December 31, 2001	$—	$—	$—	$25.1	$35.2	$—	$60.3
2002 credits for 2001 initiatives	—	—	—	(5.3)	—	—	(5.3)
2002 charges for 2002 initiatives	—	4.3	—	—	—	—	4.3
2002 payments for 2001 initiatives(2)	—	—	—	(17.0)	(30.2)	—	(47.2)
2002 payments for 2002 initiatives(2)	—	(4.3)	—	—	—	—	(4.3)

Accrued liabilities as of December 31, 2002	—	—	—	2.8	5.0	—	7.8
HIH balance at consolidation on May 1, 2003	24.2						24.2
2003 credits for 2001 initiatives	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives(2)	—	—	—	—	(2.5)		(2.5)
2003 payments for 2003 initiatives(2)	(19.4)	(8.3)	(2.2)	—	—	—	(29.9)

Accrued liabilities as of December 31, 2003	15.8	2.4	4.3	2.8	—	—	25.3
2004 charges for 2003 initiatives	10.0	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives(1)	16.4	56.6	27.3	9.4	16.7	0.4	126.8
2004 payments for 2001 initiatives	—	—	—	(0.2)	—	—	(0.2)
2004 payments for 2003 initiatives	(11.5)	(2.4)	(10.9)	(0.6)	—	—	(25.4)
2004 payments for 2004 initiatives	(11.8)	(1.4)	(14.3)	(6.2)	(2.2)	(0.4)	(36.3)
Foreign currency effect on reserve balance	0.1	2.6	1.1	—	0.6	—	4.4

Accrued liabilities as of December 31, 2004	$19.0	$58.2	$22.0	$5.8	$15.1	$—	$120.1

Current portion of restructuring reserve	$19.0	$39.2	$22.0	$5.8	$15.1	$—	$101.1
Noncurrent portion of restructuring reserve	—	19.0	—	—	—	—	19.0
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$5.5	$—	$6.0	$2.2	$3.5	$0.3	$17.5
Noncash charges	—	—	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$4.7	$—	$—	$—	$4.7
Noncash charges	—	—	—	—	—	—	—

(1)
Does not include non-cash charges of $138.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $120.1 million and $25.3 million, respectively. During the year ended December 31, 2004, the Company, on a consolidated basis, recorded additional charges of $290.3 million, including $138.0 million of charges for asset impairment and write downs, and $152.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at the Company's smaller, less efficient manufacturing facilities. During the 2004 period, the Company made cash payments against these reserves of $61.9 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the year ended December 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $36.9 million consisting of $26.4 million of charges for restructuring activities payable in cash and $10.5 of asset impairment and made cash payments of $23.3 million. These restructuring activities are expected to result in additional restructuring charges of approximately $5.5 million through 2005 and result in workforce reductions of approximately 160 positions, of which 86 positions have been reduced during the year ended December 31, 2004. As of December 31, 2004, the balance of the Polyurethanes segment reserve totaled $19.0 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the year ended December 31, 2004, the Performance Products segment recorded additional restructuring charges of $97.5 million consisting of $57.0 million of charges payable in cash and $40.5 million of asset impairment charges. During 2004, the Company adopted a plan to reduce the workforce across all locations in its European surfactants business by approximately 320 positions over a period of 15 months. This plan included the closure of substantially all of the Company's Whitehaven, U.K. surfactants facility. In connection with the rationalization of the Whitehaven facility, the Company recognized a restructuring charge of $55.4 million in the fourth quarter of 2004, of which approximately $31.1 million is payable in cash and $24.3 million is impairment of assets. The Company recorded a restructuring charge of $17.5 million, all payable in cash, in respect to workforce reductions across a number of its European facilities. During 2004, the Performance Products segment announced the closure of its Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to the Company's other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Performance Products segment also announced the closure of its maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and $0.8 million in charges payable in cash. During 2004, this segment also announced the closure of its technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $0.7 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Performance Products segment made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million relating to its global workforce reductions announced in August 2003. During the year ended December 31, 2004, the

Pigments segment recorded additional restructuring charges of $123.3 million and made cash payments of $25.2 million. During 2004, the Pigments segment recorded restructuring expenses of $17.3 million related to global workforce reductions, all of which are payable in cash. In addition, in April 2004, the Company announced that, following a review of the Pigments business, it would idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the third and fourth quarter of 2004. As a result of this decision, the Company recorded a restructuring charge of $24.5 million to be paid in cash, a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets. These combined restructuring activities are expected to result in additional restructuring charges of approximately $10.7 million through 2010 and result in workforce reductions of approximately 600 positions, of which approximately 400 positions have been reduced as of December 31, 2004. As of December 31, 2004, the balance of the Pigments segment reserve totaled $22.0 million.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.4 million consisting of $3.6 million in non-cash charges and $1.8 million of charges payable in cash. During 2004, the Polymers segment announced additional restructuring activities at its Odessa, Texas and Mansonville, Canada facilities and recorded a restructuring charge of $8.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $2.2 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, the Polymers segment made cash payments of $7.0 million related to restructuring activities. The Polymers segment reserve totaled $5.8 million as of December 31, 2004.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the year ended December 31, 2004, the Base Chemicals segment recorded restructuring charges of $16.7 million, all of which is payable in cash. Also during 2004, the Base Chemicals segment made cash payments of $2.2 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of approximately $3.5 million and in workforce reductions of approximately 100 positions through 2005. As of December 31, 2004, the Base Chemical segment reserve totaled $15.1 million.

        During 2004, the Company recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

2003 Restructuring Activities

        On March 11, 2003 (before HIH was consolidated into the Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $11.0 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at its Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. The Company also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of the Company's surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented through 2005.

        In August 2003, the Company recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across its global Pigments operations. The overall cost reduction program to be completed through 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

2002 Restructuring Activities

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

11.   SECURITIZATION OF ACCOUNTS RECEIVABLE

        On December 21, 2000, HI initiated an accounts receivable securitization program (the "HI A/R Securitization Program") under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust.

        At December 31, 2004 and December 31, 2003, the Receivables Trust had approximately $208.4 million and $198.4 million, respectively in U.S. dollar equivalents in medium term notes outstanding and approximately nil and $100 million, respectively in commercial paper outstanding. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the HI A/R Securitization Program was approximately $337.8 million and $154 million as of December 31, 2004 and 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the year ended December 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,057.1 million and $4,132 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $5,016.9 million and $4,135.6 million, respectively. Servicing fees received during the year ended December 31, 2004 and 2003 were approximately $5.5 million and $4.9 million, respectively.

        The Company incurs losses on the HI A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. The Company also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the program are a loss of $2.4 million and a loss of $24.6 million for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts was nil and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on the Company's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest are presented below:

	December 31, 2004	December 31, 2003
Weighted average life (in months)	Approx. 1.5	Approx. 3
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (annual rate)	Approx. 1%	Approx. 2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2004 and December 31, 2003 were $12.1 million and $15.6 million, respectively.

12.   LONG-TERM DEBT

        Long-term debt outstanding as of December 31, 2004 and December 31, 2003 is as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Huntsman LLC Debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$—	$606.3
Term Loan B	715.0	459.0
Revolving facility	125.0	12.2
Other debt:
Huntsman LLC senior secured notes	451.1	450.5
Huntsman Polymers senior unsecured notes	—	36.8
Huntsman LLC senior unsecured fixed rate notes	300.0	—
Huntsman LLC senior unsecured floating rate notes	100.0	—
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	101.2	99.7
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	43.2	44.5
Huntsman Corporation Chemical Company Australia (HCCA) credit facilities	16.0	48.7
Subordinated note and accrued interest—affiliate	40.9	35.5
Term note payable to a bank	9.0	9.5
Other	17.5	5.6

Total Huntsman LLC Debt, excluding HIH and HI	1,978.2	1,867.6

HI:
Senior secured credit facilities:
Term B loan	1,314.1	620.1
Term C loan	—	620.1
Revolving facility	—	22.0
Other debt:
Senior unsecured notes	456.0	457.1
Senior subordinated notes	1,242.0	1,169.8
Other long-term debt	42.6	38.0

Total HI debt	3,054.7	2,927.1
HIH:
Senior discount notes	494.7	434.6
Senior subordinated discount notes—affiliate	413.7	358.3

Total HIH debt	908.4	792.9

Total HIH consolidated debt	3,963.1	3,720.0

Total debt	$5,941.3	$5,587.6

Current portion	$35.8	$134.0
Long-term portion	5,450.9	5,059.8

Total long-term debt—excluding affiliate	5,486.7	5,193.8
Long-term debt—affiliate	454.6	393.8

Total debt	$5,941.3	$5,587.6

Huntsman LLC Debt (Excluding HI and HIH)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        Prior to the October 14, 2004 refinancing of the Company's credit facilities described below, the Company's senior secured credit facilities consisted of a $275 million revolving credit facility maturing in 2006 and two term loan facilities maturing in 2007 in the amount of $606.3 million and $96.1 million. On October 14, 2004, the Company completed a $1,065 million refinancing of its senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). The HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under the Company's prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all the current and intangible assets of the Company and its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all the property, plant and equipment of the Company and its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of the property, plant and equipment of the Company and its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of the current and intangible assets of the Company and its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by the Company's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are restricted subsidiaries of the Company or HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows the Company to borrow up to $50 million secured by letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of December 31, 2004 and 2003, the weighted average interest rates on the Company's senior credit facilities were 5.8% and 7.3%, respectively, excluding the impact of interest rate hedges. As of December 31, 2004, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.50% per year, respectively. However, in accordance with the HLLC Term Facility agreement, as a result of the initial public offering by Huntsman Corporation completed on February 16, 2005 and the amount of permanent reduction of indebtedness from the use of initial public offering proceeds at the HLLC restricted group, the HLLC Term Facility interest rate margin reduced to LIBOR plus 3.0% as of February 28, 2005.

  Senior Secured Notes (2003 Secured Notes)

        On September 30, 2003, the Company sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, the Company sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semi-annually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all the Company's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of the initial public offering by Huntsman Corporation that was completed on February 16, 2005, the Company redeemed 35%, or approximately $159.4 million, of the aggregate principal amount on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes on February, 28, 2005, there remain approximately $296.0 million in aggregate principal amount outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the HLLC Secured Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the HLLC Secured Notes as of December 31, 2004.

  Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, the Company sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of December 31, 2004 was 9.3% before additional interest as discussed below. The proceeds from the offering were used to repay $362.9 million on Huntsman LLC's prior term loan B and $25 million to repay indebtedness at HCCA. See "Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, the Company may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, the Company may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of the initial public offering by Huntsman Corporation that was completed on February 16, 2005, Huntsman LLC has issued notifications to redeem 34%, or approximately $102.0 million of combined aggregate principal amount on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption of the HLLC Unsecured Fixed Rate Notes to be completed by March 17, 2005, there will remain approximately $198.0 million in aggregate principal amount outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires the Company to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the HLLC Senior Notes as of December 31, 2004.

        Under the terms of a registration rights agreement among the Company, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, the Company was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004

(the "Filing Date"). Under the terms of the registration rights agreement, because the Company did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date which it is currently paying as of February 17, 2005. The Company expects to file the registration statement during the second quarter of 2005.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        The Company's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of December 31, 2004 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of the Company after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 5.2% and 4.4% as of December 31, 2004 and 2003, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

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

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of December 31, 2004 and December 31, 2003, the unamortized discount on the note was $5.4 million and $6.9 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), the Company's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million), which include A$42.9 million ($33.4 million) on the term loan facility and A$12.6 million ($9.8 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($34.2 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold the Company's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of December 31, 2004 borrowings under the HCCA Facility totaled A$20.6 million ($16.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to the Company. As of December 31, 2004, the interest rate on the HCA Facilities and the HCCA Facility was 8.3%. On June 24, 2004, the Company used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility as of December 31, 2004.

        On July 2, 2001, the Company entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness of the Company under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated effective rate of 15% per annum, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of the initial public offering completed by Huntsman Corporation.

        As of December 31, 2004, the Company has $13.6 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

HI Debt

        The HIH and HI debt transactions and balances prior to the HIH Consolidation Transaction, effective May 1, 2003, are not included in the accompanying financial statements.

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of December 31, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,248.9 million term portion and a €47.8 million (approximately $65.2 million) term portion (the "HI Term Facility"). On July 13, 2004, HI amended and restated the HI Credit Facilities. Prior to the amendment and restatement, the HI Credit Facilities consisted of a $400 million revolving facility that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. At the closing of the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increase in cash and availability under the HI Revolving Facility is available for general corporate purposes and to provide a portion of funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is approximately $13.3 million per annum, commencing June 30, 2006, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        In compliance with applicable provisions in its credit facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility as a result of excess cash flow. Such prepayment has been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of December 31, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.0% and 5.6%, respectively, excluding the impact of interest rate hedges. On December 21, 2004, HI amended the HI Credit Facilities which amendment, among other things, reduced the applicable base (prime) rate margin for the term loan B dollar loans from a range of 1.75% to 2.00% to a range of 1.00% to 1.25% and reduced the applicable Eurocurrency (LIBOR) rate margin for the term loan B dollar loans from a range of 3.00% to 3.25% to a range of 2.25% to 2.50%.

        The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, its domestic subsidiaries and certain of HIH's foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of its foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that HI was in compliance with the covenants of the HI Credit Facilities as of December 31, 2004.

        The HI Credit Facility allows HI to borrow up to $100 million for letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of December 31, 2004, there were no loans outstanding on the HI Revolving Facility, and there were $7.4 million in letters of credit outstanding.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of HI Senior Notes due 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937 of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, HI had outstanding $600 million and €450 million ($559.6 million, which includes $5.2 million of unamortized premium). The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. In advance of the issuance of the HI Senior Subordinated Notes due 2015, HI gave notice that it would redeem $231 million and €77 million of Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of Senior Subordinated Notes due 2009 on January 3, 2005. HI completed these redemptions as scheduled. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI has outstanding $369 million and €373 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. Following the January 3, 2005 partial redemption, HI has outstanding $366.1 million and €372 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively with the net proceeds of a qualified public offering. The HI Senior Subordinated Notes are unsecured and interest is payable semi-annually in January and July of each year.

        On December 10, 2004, HI entered into a cross-currency swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of December 31, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of December 31, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. (the "Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of December 31, 2004, there were $8.0 million outstanding in U.S. dollar borrowings and 20.0 million in RMB borrowings ($2.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31,

2004, the interest rate for U.S. dollar borrowings was approximately 3.1% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including the Company, as the successor to Huntsman Holdings. The Company has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). The Company's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

HIH Debt

  Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The effective interest rate is 13.4%. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH was in compliance with the covenants of the HIH Discount Notes as of December 31, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. As a result of the Company's initial public offering, HIH redeemed 89.5% or approximately $452.3 million, of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. In order to make this partial redemption, HIH received a contribution of $447.5 million from the Company resulting from proceeds of the initial public offering and HIH received $35.0 million as a restricted payment made by HI in the form of a dividend. On March 14, 2005 HIH will redeem the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and it will pay call premiums of approximately $3.6 million. In order to make this redemption, HIH will receive a contribution from the Company resulting from proceeds of its initial public offering.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. On December 31, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, resulting in a significant decrease in the present value of the debt and, as a result, the modification was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The effective interest rate is 13.1%. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of December 31, 2004, the HIH Senior Subordinated Discount Notes were held by HMP. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

        As of December 31, 2004 and 2003, the HIH Senior Discount Notes included $251.9 million and $191.9 million of accrued interest, respectively. As of December 31, 2004, the HIH Senior Subordinated

Discount Notes included $13.1 million of accrued interest since the September 30, 2004 reset date when $135.3 million of accrued interest was added to principal for a reset principal balance of $400.6 million. As of December 31, 2003, the HIH Senior Subordinated Discount Notes included $112.3 million of accrued interest and $19.2 million of discount.

Scheduled Maturities

        The scheduled maturities of long-term debt by year at December 31, 2004 are as follows (dollars in millions):

Year ending December 31:
2005	$35.8
2006	34.6
2007	134.3
2008	124.2
2009	2,395.7
Later Years	3,216.7

Total	$5,941.3

        In connection with the repayment of indebtedness from the proceeds of Huntsman Corporation's initial public offering of common stock and mandatory redeemable preferred stock, the Company expects to record a loss on early extinguishment of debt in the first quarter of 2005 of approximately $71 million.

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

        As of December 31, 2004 and 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	December 31, 2004	December 31, 2003
Pay fixed swaps
Notional amount	$184.3	$447.5
Fair value asset (liability)	(3.2)	(14.4)
Weighted average pay rate	4.44%	5.49%
Maturing	2005-2007	2004-2007
Interest rate collars
Notional amount	$—	$150.0
Fair value	—	(4.8)
Weighted average cap rate	—	7.00%
Weighted average floor rate	—	6.25%
Maturing	—	2004

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

        Interest rate contracts with a fair value of $3.2 million and $19.2 million were recorded as a component of other noncurrent liabilities as of December 31, 2004 and 2003, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $2.0 million and 1.2 million as of December 31, 2004 and $13.0 million as of December 31, 2003. The changes in the fair value of cash flow hedges resulted in a $0.2 million decrease in interest expense, a $4.8 million decrease in interest expense and a $3.4 million increase in interest expense, and a $4.5 million decrease, a $12.4 million decrease, and a $3.5 million increase in other comprehensive income for the year ended December 31, 2004, 2003 and 2002 respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $4.9 million increase in expense and a $6.5 million decrease in interest expense and a $3.5 million increase in interest expense for the year ended December 31, 2004, 2003 and 2002 respectively.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities related to cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of December 31, 2004 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and $1.8 million decrease in inventory. As of December 31, 2003, there were no cash flow commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 million to other current liabilities and an increase in inventory of $0.5 million.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $5.6 million and $1.8 million in other current assets and liabilities, respectively, as of December 31, 2004 and as $0.5 million and $0.3 million in other current assets and liabilities, respectively, as of December 31, 2003.

        During the year ended December 31, 2004, 2003 and 2002 the Company recorded an increase of $2.4 million, $1.2 million and $3.5 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2004 and 2003 and for the year ended December 31, 2004, 2003 and 2002 the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        The Company has designated all of its euro-denominated debt as a hedge of its net investments in foreign operations. Currency effects of net investment hedges produced a loss of $45.2 million, a loss of $93.6 million, and loss of 95.9 million in other comprehensive income (loss) (foreign currency translation adjustments) for the year ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and December 31, 2003, there was a cumulative net loss of approximately $171.5 million and $126.3 million, respectively.

        On December 10, 2004, the Company entered into a cross-currency swap. The cross-currency swap requires the Company to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately and €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. The Company has designated this cross-currency swap as a hedge of its net investment in euro-denominated operations.

14.   OPERATING LEASES

        The Company leases certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $49.9 million, $38.4 million and $36.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under operating leases as of December 31, 2004 are as follows (dollars in millions):

Year ending December 31:
2005	$42.9
2006	36.8
2007	29.9
2008	23.8
2009	21.8
Thereafter	105.6

$260.8

15.   INCOME TAXES

        The following is a summary of domestic and international provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Income tax (benefit) expense:
U.S.:
Current	$11.1	$8.1	$8.1
Deferred	(2.4)	5.6	—
Non-U.S.:
Current	17.8	23.9	0.4
Deferred	(77.3)	2.5	—

Total	$(50.8)	$40.1	$8.5

        The effective income tax rate reconciliation is as follows (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Loss before income tax, minority interest and extraordinary items	$(292.6)	$(275.7)	$(165.1)

Expected benefit at U.S. statutory rate of 35%	$(102.4)	$(96.5)	$(57.8)
Change resulting from:
State taxes net of federal benefit	3.3	(5.4)	(5.0)
Effect of equity method accounting	—	7.9	14.9
Cancellation of indebtedness income	—	—	32.9
Tax authority audits	2.3	3.6	22.9
Other—net	1.4	4.8	13.1
Effect of non-U.S. operations	(33.6)	(0.2)	5.3
Domestic losses allocable to minority interests	11.5	9.6
Change in valuation allowance	66.7	116.3	(17.8)

Total income tax expense (benefit)	$(50.8)	$40.1	$8.5

        The domestic and foreign components of (losses) earnings from continuing operations before taxes were as follows (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Income (loss) before income taxes:
U.S.	$(125.4)	$(188.7)	$(164.7)
Non-U.S.	(167.2)	(87.0)	(0.4)

Total	$(292.6)	$(275.7)	$(165.1)

        Components of deferred income tax assets and liabilities are as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Deferred income tax assets:
Net operating loss carryforward	$752.3	$754.9
Employee benefits	54.0	10.0
Alternative minimum tax carryforward	36.9	36.9
Intangible assets	39.7	30.8
Other	99.0	52.8

Total	981.9	885.4

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(636.5)	(696.3)
Inventory costing	(11.0)	(15.9)
Basis difference in investment in HIH	(85.1)	(144.5)

Total	(732.6)	(856.7)

Net deferred tax asset before valuation allowance	249.3	28.7
Valuation allowance	(418.6)	(263.0)

Net deferred tax liability	$(169.3)	$(234.3)

Current tax asset	$10.9	$3.0
Current tax liability	(8.2)	(14.5)
Non-current tax asset	8.2	12.0
Non-current tax liability	(180.2)	(234.8)

Total	$(169.3)	$(234.3)

        As of December 31, 2004 and 2003, the Company has U.S. Federal net operating loss carryforwards ("NOLs") of approximately $1,346.8 million and $1,285.3 million, respectively. The NOLs begin to expire in 2018 and fully expire in 2024. The Company also has NOLs of approximately $767.3 million in various foreign jurisdictions. While the majority of the foreign NOLs have no expiration date, $141.7 million have a limited life and begin to expire in 2006.

        The Company has a valuation allowance against its entire U.S. and a portion of its non-U.S. net deferred tax assets. If the valuation allowance is reversed, substantially all of the benefit will be allocated to the income tax provision on the income statement, while $3.2 million of the benefit will be used to reduce goodwill. Included in the deferred tax assets at December 31, 2004 and 2003 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity, if and when realized, after the other tax deductions in the carryforwards have been realized.

        Since, the Company has established valuation allowances against its U.S. net deferred tax assets, substantially all of the $50.8 million of benefit is attributable to foreign operations. In particular, during the year ended December 31, 2004, the Company recognized non-recurring benefits in Spain, France and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The Company believes that, as of May 9, 2003, it has undergone an "ownership change" (for purposes of Section 382 of the Internal Revenue Code). The Company's use of its NOLs is limited in tax periods following the date of the ownership change. Based upon the existence of significant tax "built-in income" items, the resulting effect of this ownership change on the Company's ability to utilize its NOLs is not anticipated to be material.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its non-U.S. subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. In consideration of the Company's structure, upon distribution of these earnings, certain of the Company's subsidiaries would be subject to both income taxes and withholding taxes in the various international jurisdictions. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $22.3 million at December 31, 2004. It is not practical to estimate the amount of taxes that might be payable upon such distributions.

        As a matter of course, the Company's subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. The Company believes adequate provision has been made for all outstanding issues for all open years.

16.   OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (dollars in millions):

	December 31, 2004		December 31, 2003		HIH May 1, 2003	December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments	$295.0	$123.8	$171.2	$196.3	$(13.2)	$(11.9)	$(8.5)
Unrealized loss on nonqualified plan investments	0.9	0.3	0.6	0.6	—	—	—
Unrealized loss on derivative instruments	(10.5)	4.1	(14.6)	13.9	(13.2)	(15.3)	(5.9)
Cumulative effect of accounting change	—	1.1	(1.1)	—	(1.1)	—	—
Minimum pension liability, net of tax of $29.3 million and $29.8 million as of December 31, 2004 and 2003, respectively	(135.3)	(40.1)	(95.2)	14.3	(87.5)	(22.0)	(17.2)
Minimum pension liability unconsolidated affiliate	(8.8)	(3.2)	(5.6)	(0.2)	(5.4)	—	—
Unrealized loss on securities	0.1	(0.4)	0.5	3.3	(2.8)	—	—
Other comprehensive (loss) income of minority interest	(66.1)	(37.8)	(28.3)	(77.6)	49.3	—	—
Other comprehensive income (loss) of unconsolidated affiliates	8.1	(1.2)	9.3	17.0	73.9	(81.6)	42.1

Total	$83.4	$46.6	$36.8	$167.6	$—	$(130.8)	$10.5

        Items of other comprehensive income of the Company and its consolidated affiliates have been recoded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based on the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

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

18.   EMPLOYEE BENEFIT PLANS

Defined Benefit and Other Postretirement Benefit Plans

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004 the Company adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced the Company's non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in the Company's unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the year ended December 31, 2004 by approximately $0.5 million.

        The Company's measurement date of plan assets and obligations of the plans is December 31. Accordingly, the following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2004		2003		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$436.9	$1,389.5	$337.3	$—	$131.1	$4.3	$111.4	$—
Service cost	16.7	39.3	13.1	24.0	2.8	—	3.1	—
Interest cost	27.7	75.6	24.7	41.5	7.0	0.3	7.9	0.2
Participant contributions	—	2.7	—	1.7	—	—	—	—
Plan amendments	(52.1)	—	0.1	0.2	—	—	(16.8)	—
Acquisitions of HI	—	—	45.0	1,154.7	—	—	9.1	3.4
Exchange rate changes	—	127.7	—	143.1	—	0.3	—	0.5
Settlements/transfers	—	(1.2)	—	0.1	—	—	—	—
Other	—	2.7	—	17.9	—	—	—	0.4
Curtailments	—	—	—	(1.3)	—	(0.1)	—	—
Special termination benefits	—	10.7	—	6.6	—	—	—	—
Actuarial (gain)/loss	34.5	92.8	36.6	28.2	(13.2)	(0.1)	24.5	0.1
Benefits paid	(22.0)	(52.6)	(19.9)	(27.2)	(10.5)	(0.4)	(8.1)	(0.3)

Benefit obligation at end of year	$441.7	$1,687.2	$436.9	$1,389.5	$117.2	$4.3	$131.1	$4.3

Change in plan assets
Fair value of plan assets at beginning of year	$231.2	$1,162.6	$159.6	$—	$—	$—	$—	$—
Actual return on plan assets	31.1	127.1	45.9	84.0
Exchange rate changes	—	106.5	—	120.3	—	—	—	—
Acquisitions of HI	—	—	—	946.5	—	—	—	—
Participant contributions	24.3	2.7	—	1.7	—	—	—	—
Other	—	(6.2)	—	11.8	—	—	—	—
Administrative expenses	—	(0.6)	—	(0.7)	—	—	—	—
Company contributions	—	51.1	21.2	24.2	10.5	0.4	8.1	0.3
Settlements/Transfers	—	(1.1)	24.4	2.0
Benefits paid	(22.0)	(52.6)	(19.9)	(27.2)	(10.5)	(0.4)	(8.1)	(0.3)

Fair value of plan assets at end of year	$264.6	$1,389.5	$231.2	$1,162.6	$—	$—	$—	$—

Funded status
Funded status	$(177.1)	$(297.7)	$(205.7)	$(226.9)	$(117.2)	$(4.3)	$(131.1)	$(4.3)
Unrecognized net actuarial (gain)/loss	113.9	521.8	5.0	426.4	59.5	1.1	74.7	1.2
Unrecognized prior service (credit) cost	(45.5)	5.9	7.5	6.4	(17.8)	—	(19.7)	—
Unrecognized net transition obligation	3.9	3.3	95.0	3.9	—	0.2	—	0.4

Accrued benefit cost	$(104.8)	$233.3	$(98.2)	$209.8	$(75.5)	$(3.0)	$(76.1)	$(2.7)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(156.6)	$(154.6)	$(133.4)	$(134.4)	$(75.5)	$(3.0)	$(76.1)	$(2.7)
Prepaid pension cost	0.8	266.4	13.3	241.1	—	—	—	—
Intangible asset	3.5	4.4	—	—	—	—	—	—
Accumulated other comprehensive income	47.5	117.1	21.9	103.1	—	—	—	—

Accrued benefit cost	$(104.8)	$233.3	$(98.2)	$209.8	$(75.5)	$(3.0)	$(76.1)	$(2.7)

        Components of the net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows (dollars in millions):

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Service cost	$16.7	$13.1	$10.5	$39.4	$24.0	$2.8	$3.1	$2.6	$—	$—
Interest cost	27.7	24.7	21.8	75.7	41.5	7.0	7.9	7.2	0.3	0.2
Expected return on assets	(19.8)	(17.1)	(15.5)	(84.8)	(43.7)	—	—	—	—	—
Amortization of transition obligation	1.1	1.1	1.1	0.7	0.6	—	(0.3)	0.1	—	—
Amortization of prior service cost	0.9	0.9	0.9	0.5	0.4	(1.9)	2.8	(0.2)	—	—
Amortization of actuarial (gain)/loss	4.5	0.9	0.4	20.3	15.1	3.4	—	2.0	0.1	0.1

Net periodic benefit cost	$31.1	$23.6	$19.2	$51.8	$37.9	$11.3	$13.5	$11.7	$0.4	$0.3

        The following assumptions were used in the above calculations:

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.75%	6.75%	5.49%	5.49%	6.00%	6.00%	6.75%	6.25%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	7.24%	7.29%	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	3.76%	3.76%	4.00%	4.00%	4.00%	4.06%	3.76%

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. plans		Non U.S. Plans
	2004	2003	2004	2003
Projected benefit obligation	$441.7	$436.9	$1,687.2	$1,389.5
Accumulated benefit obligation	420.4	364.0	1,373.0	1,142.2
Fair value of plan assets	264.6	231.2	1,389.5	1,162.6

        Expected future contributions and benefit payments are as follows for the U.S. plans (dollars in millions):

	Defined Benefit Plans	Other Postretirement Benefit Plans
2005 expected employer contributions:
To plan trusts	$23.8	$10.3
To plan participants	4.0	—
Expected benefit payments:
2005	$22.0	$10.3
2006	23.2	10.2
2007	24.9	10.2
2008	26.9	10.0
2009	28.5	9.9
2010-2014	180.0	48.5

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent-point change in assumed health care cost trend rates would have the following effects:

Asset category	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost	$1.2	$(1.0)
Effect on postretirement benefit obligation	10.3	(9.0)

        The asset allocation for the Company's pension plans at the end of 2004 and the target allocation for 2005, by asset category, follow. The fair value of plan assets for these plans is $1,654.1 million at the end of 2004. Based upon historical returns, the expectations of the Company's investment committee and outside advisors, the long term rate of return on these assets is expected to range from 7.24% to 8.25%.

Asset category	Target Allocation 2005	Allocation at December 31, 2004	Allocation at December 31, 2003
Large Cap Equities	25%-35%	29%	28%
Small/Mid Cap Equities	15%-25%	22%	21%
International Equities	10%-20%	16%	15%
Fixed Income	15%-25%	18%	19%
Real Estate/Other	10%-20%	14%	5%
Cash	0%-5%	1%	12%

Total U.S. pension plans		100%	100%

Equities	59%	62%	62%
Fixed Income	36%	33%	32%
Real estate	4%	3%	4%
Cash	1%	2%	2%

Total non-U.S. pension plans		100%	100%

        Equity securities in the Company's pension plans did not include any equity securities of the Company or its affiliates at the end of 2004.

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

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2004, 2003 and 2002 was approximately $20.7 million, $12.8 million and $11.9 million, respectively.

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

        During the year ended December 31, 2004, the Company expensed $0.5 million for the SSP and the Huntsman SERP. During the year ended December 31, 2003, the Company expensed $1.1 million for the SSP and the Huntsman SERP.

Equity Appreciation Rights Plan

        Under the terms of the Equity Appreciation Rights Plan, the Company grants equity appreciation rights ("EARs") to key management employees. The EARs vest at a rate of 25% per year, beginning with the first anniversary of the date of grant and can be exercised anytime within ten years of the date of grant. During the year ended December 31, 2001, 1,065,700 EARs were granted to employees. No awards were subsequently granted. The EARs entitle the employees to receive an amount equal to the increase in the value of a phantom share of Company stock since the date of the grant multiplied by the number of rights granted. There is no right under the EARs to receive any form of stock or equity interest in the Company or any other entity. Compensation expense is recorded for the increase in the value of the rights. No compensation expense was recorded for the years ended December 31, 2004, 2003 or 2002.

        As of January 18, 2005, all outstanding EARs have been cancelled.

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

19.   RELATED PARTY TRANSACTIONS

        The accompanying consolidated financial statements of the Company include the following balances not otherwise disclosed with affiliates of the Company (dollars in millions):

	December 31, 2004	December 31, 2003
Trade receivables:
AdMat	$0.1	$—
HMP Equity Holdings	2.3	—
Other unconsolidated affiliates	9.4	11.5
Other receivables:
AdMat	3.6	1.9
Trade accounts payable
Other unconsolidated affiliates	35.9	25.2

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

	December 31, 2004	December 31, 2003	December 31, 2002
Sales to:
HIH	$—	$76.3	$162.1
AdMat	7.8	3.0	—
Other unconsolidated affiliates	47.6	14.4	4.1
Inventory purchases from—
HIH	$—	$53.0	$57.7
Other unconsolidated affiliates	403.9	261.4	—
Operating expenses allocated (to)/from:
HIH	$—	$(22.3)	$(64.5)
AdMat	(13.0)	(0.8)	—
Other affiliates	—	—	2.4

        The Company has agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that it will donate its Salt Lake City office building and its option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. The Company has agreed to complete this donation on the earlier of November 30, 2009 or the date on which it occupies less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after the Company makes this donation it will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

20.   COMMITMENTS AND CONTINGENCIES

  Purchase Commitments

        The Company has various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchases volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $157 million annually through 2005, decreasing to approximately $26 million after 2008. Historically, the Company has not made any minimum payments under its take or pay contracts.

  Legal Matters

        The Company has settled certain claims relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by its titanium dioxide ("Discoloration Claims") during and prior to the second quarter of 2004. Substantially all of the titanium dioxide that was the subject of these claims was manufactured prior to the Company's acquisition of its titanium dioxide business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, the Company has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims as of December 31, 2004.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Claims filed during period	1	1	0
Claims resolved during period	2	2	0
Claims unresolved at end of period	3	4	5

        The five Discoloration Claims unresolved at the end of 2002 included three claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2003, the Company settled claims for approximately $77.7 million, all of which was paid by the Company's insurers or ICI. The four Discoloration Claims unresolved at the end of 2003 included two claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2004, the Company settled claims for approximately $45.3 million, approximately $30.4 million of which was paid by its insurers or ICI and approximately $14.9 million of which was paid by the Company. During 2004, the Company recorded charges of $15.1 million relating to Discoloration Claims. The three Discoloration Claims unresolved on December 31, 2004 asserted aggregate damages of approximately $6.7 million. A liability has been accrued for these Discoloration Claims. In March 2005, one of these Discoloration Claims was amended to assert additional damages of approximately $56 million. Based on the Company's understanding of the merits of this claim and its rights under contracts of indemnity and insurance, the Company does not believe that the net impact on its financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, the Company cannot reasonably estimate the amount of loss related to such claims. Although the Company may incur additional costs as a result of future claims (including settlement costs), based on its history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that it has rights under contract to indemnity, including from ICI, the Company does not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on its financial condition, results of operations or liquidity. Based on this conclusion and the Company's inability to reasonably estimate its expected costs with respect to these unasserted possible claims, the Company has made no accruals in its financial statements as of December 31, 2004 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts it believes are due to it. The court found in favor of the insurers, and the Company lodged an application for leave to appeal that decision. Leave to appeal was granted in December 2004. The Company expects the appeal to be heard during the third quarter of 2005.

        The Company is a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including the Company's subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, the Company does not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against it.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

        The Company believes that it has valid defenses to these claims and, to the extent that it is not able to otherwise reach an appropriate resolution of these claims, the Company intends to defend them vigorously.

        In addition, the Company has been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to the Company's ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify the Company against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, the Company tendered it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In the Company's ten-year experience with tendering these cases, the Company has not made any payment with respect to any tendered asbestos cases. The Company believes that the prior owners or operators have the intention and ability to continue to honor their indemnities, although the Company cannot provide assurance that they will continue to do so or that the Company will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that the Company has tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

        The Company has never made any payments with respect to these cases. As of December 31, 2004, the Company had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to the Company's indemnity protection with respect to these cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        Certain cases in which the Company is a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

        The Company paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, the Company had accrued reserves of $0.9 million relating to three of these 31 cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition, results of operations or liquidity.

21.   FAIR VALUE OF FINANCIAL INSTRUMENTS

	As of December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Millions)
Non-qualified employee benefit plan investments	$4.3	$4.3	$2.7	$2.7
Long-term debt	5,941.3	6,240.9	5,587.6	5,696.9

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

22.   ENVIRONMENTAL MATTERS

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

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

  EHS Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2004, 2003 and 2002, the Company's capital expenditures for EHS matters totaled $54.2 million, $46.8 million and $30.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, the Company is aware of the individual matters set out below, which it believes to be the most significant presently pending matters and unasserted claims. Although the Company may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and its past experience, the Company believes that the ultimate resolution of these matters will not have a material impact on its results of operations, financial position or liquidity.

        In May 2003, the State of Texas settled an air enforcement case with the Company relating to its Port Arthur plant. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. The Company does not anticipate that this settlement will have a material adverse effect on its results of operations, financial position or liquidity.

        In the third quarter of 2004, the Company's Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of its plants, alleged nuisance odors, and alleged upset air emissions. The Company has investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $174,219 for the alleged upset violations and $83,250 for the alleged cooling tower violations. Negotiations are anticipated between the Company and TCEQ with respect to the resolution of these alleged violations. The Company does not believe that the final cost to resolve these matters will be material.

        By letter dated November 29, 2004, the TCEQ notified the Company that it intends to pursue an enforcement action as a result of approximately 25 separate upset emission events occurring at the Company's Port Arthur facility between August 2003 and September 2004. TCEQ alleges that each upset event is a separate violation of its air emission rules. TCEQ has not yet proposed a penalty associated with these alleged violations. In a similar vein, the TCEQ issued a Notice of Enforcement to the Company on February 16, 2005 for alleged violations at the Company's Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although the Company anticipates that it will. The Company will seek to negotiate a settlement with TCEQ on all of the alleged violations. The Company does not believe that the resolution of these matters will result in the imposition of costs material to its results of operations, financial position or liquidity.

        See "—Legal Matters" in Note 20 for a discussion of environmental lawsuits brought by private party plaintiffs.

  Remediation Liabilities

        The Company has incurred, and it may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of the Company's businesses. Under some circumstances, the scope of the Company's liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, the Company may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, the Company's potential liability arising from historical contamination is based on operations and other events occurring prior to the Company's ownership of the relevant facility. In these situations, the Company frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. The Company has successfully exercised its rights under these contractual covenants for a number of sites, and where applicable, mitigated its ultimate remediation liability. The Company cannot provide assurance, however, that all of such matters will be subject to indemnity or that its existing indemnities will be sufficient to cover its liabilities for such matters.

        The Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, the Company does not expect any of these third-party claims to result in material liability to it.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of the Company's predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, the Company received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which the Company did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. The Company does not currently have sufficient information to estimate actual remediation costs or its actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, the Company has accrued approximately $35.1 million and $34.9 million for environmental liabilities as of December 31, 2004 and 2003, respectively. Of these amounts, approximately $7.7 million and $8.6 million are classified as accrued liabilities on the Company's consolidated balance sheets as of December 31, 2004 and 2003, respectively, and approximately $27.4 million and $26.3 million are classified as other noncurrent liabilities on the Company's consolidated balance sheets as of December 31, 2004 and 2003, respectively. These accruals include approximately $13.9 million and $6.5 million, respectively, for environmental remediation liabilities. In certain cases, the Company's remediation liabilities are payable over periods of up to 30 years. The Company may incur losses for environmental remediation in excess of the amounts accrued; however, the Company is not able to estimate the amount or range of such losses.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the Company does not know with certainty what each IPPC permit will require, it believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

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

        The Company currently markets approximately 95% of its MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the Company's MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the Company believes it will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The Company may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While it has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its results of operations, financial position or liquidity.

23.   OTHER OPERATING INCOME

        Other operating income consists of the following (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Foreign exchange (gains) losses	$(72.5)	$(57.8)	$3.2
Legal and contract settlements—net	15.1	2.0	—
Bad debts	2.0	11.3	(1.8)
Other	29.4	(0.5)	(2.4)

Total other operating income	$(26.0)	$(45.0)	$(1.0)

24.   OTHER EXPENSE

        Other expense is comprised of the following significant items (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Loss on early extinguishment of debt	$(25.6)	$—	$(6.7)
Other	(0.1)	—	(0.9)

Total other expense	$(25.7)	$—	$(7.6)

25.   OPERATING SEGMENT INFORMATION

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has five reportable operating segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals and glycols
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices (dollars in millions).

	Year Ended
	December 31, 2004	December 31, 2003(3)	December 31, 2002
Revenues:
Polyurethanes	$2,877.4	$1,562.4	$—
Performance Products	1,927.8	1,507.7	1,028.2
Pigments	1,048.1	678.9	—
Polymers	1,451.8	1,155.5	840.2
Base Chemicals	3,859.0	2,152.7	996.2
Eliminations	(832.9)	(489.4)	(203.6)

Total	$10,331.2	$6,567.8	$2,661.0

Segment EBITDA(1)
Polyurethanes	$364.0	$176.0	$—
Performance Products	91.0	125.7	164.4
Pigments	(30.0)	64.7	—
Polymers	77.6	80.8	74.7
Base Chemicals	276.2	40.7	44.7
Corporate and other(2)(4)	(12.7)	14.6	(132.3)

Total	$766.1	$502.5	$151.5

Segment EBITDA(1)	$766.1	$502.5	$151.5
Interest expense, net	(548.5)	(391.8)	(192.7)
Income tax benefit (expense)	50.8	(40.1)	(8.5)
Cumulative effect of accounting change	—	—	169.7
Depreciation and amortization	(445.2)	(318.8)	(152.7)

Net loss	$(176.8)	$(248.2)	$(32.7)

Depreciation and Amortization:
Polyurethanes	$147.8	$96.0	$—
Performance Products	54.3	53.7	68.9
Pigments	83.2	44.2	—
Polymers	59.4	51.4	45.7
Base Chemicals	89.9	60.8	46.7
Corporate and other(2)	10.6	12.7	(8.6)

Total	$445.2	$318.8	$152.7

Capital Expenditures:
Polyurethanes	$45.8	$25.6	$—
Performance Products	43.8	40.6	26.5
Pigments	42.7	42.4	—
Polymers	14.5	25.9	18.3
Base Chemicals	56.7	39.0	15.5
Corporate and other(2)	6.1	11.7	9.9

Total	$209.6	$185.2	$70.2

Total Assets:
Polyurethanes	$4,056.0	$3,733.9
Performance Products	1,138.1	1,085.6
Pigments	1,514.5	1,554.5
Polymers	878.7	776.2
Base Chemicals	2,009.7	1,676.0
Corporate and other(2)	3,729.3	3,623.7
Eliminations	(5,081.4)	(4,735.0)

Total	$8,244.9	$7,714.9

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to May 2003, the Company accounted for its investment in HIH on the equity method of accounting due to the significant participating rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of HMP's 100% direct and indirect ownership of HIH and the resulting termination of ICI's participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, HIH is no longer accounted for by the Company under the equity method of accounting, and effective May 1, 2003 HIH is consolidated with the results of the Company and HMP's 40% interest is recorded as a minority interest in the accounts of the Company. This change has resulted in changes in the Company's operating segments. Previously, the Company reported its operations through three principal operating segments: Performance Products, Polymers and Base Chemicals. With the consolidation of HIH, the Company now reports its operations through five segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals.

(4)
Includes HMP's 40% minority interest in HIH, effective May 1, 2003.

	December 31,
	2004	2003	2002
By Geographic Area
Revenues:
United States	$6,205.9	$4,290.7	$2,491.5
United Kingdom	2,646.9	1,264.0	8.1
Netherlands	1,274.6	690.4	—
Other nations	2,004.5	1,284.7	161.4
Eliminations	(1,800.7)	(962.0)	—

Total	$10,331.2	$6,567.8	$2,661.0

Long-lived assets(1):
United States	$1,962.7	$2,059.1
United Kingdom	1,091.4	1,139.8
Netherlands	402.6	410.6
Other nations	978.9	962.6

Total	$4,435.6	$4,572.1

(1)
Long lived assets are made up of property, plant and equipment.

26.   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Year ended December 31, 2004
Revenues	$2,354.6	$2,488.0	$3,654.7	$1,833.9	$10,331.2
Gross profit	213.5	280.1	306.0	327.0	1,126.6
Restructuring and plant closing costs	8.7	150.5	43.2	87.9	290.3
Operating income (loss)	68.9	(33.6)	123.3	134.7	293.3
Net (loss) income	(55.0)	(129.9)	21.7	(13.6)	(176.8)

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Year ended December 31, 2003
Revenues	$831.8	$1,577.2	$2,044.9	$2,113.9	$6,567.8
Gross profit	40.6	161.1	189.4	216.9	608.0
Restructuring and plant closing cost	—	22.4	4.8	10.7	37.9
Operating income	0.2	65.2	49.2	58.7	173.3
Net loss	(68.3)	(52.8)	(56.8)	(70.3)	(248.2)

27.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

        The following are consolidating condensed financial statements which present, in separate columns: the Company carrying its investments in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investments in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002. There are no restrictions limiting transfers of cash from guarantor to non-guarantor subsidiaries to the Company. The combined Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed $455.4 million of the 2003 Secured Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$(0.1)	$3.5	$146.3	$—	$149.7
Restricted cash	0.3	8.6	—	—	8.9
Receivables-net	72.4	451.7	898.5	(88.7)	1,333.9
Inventories	41.1	218.9	814.4	—	1,074.4
Prepaid expenses	1.5	27.3	32.0	(15.0)	45.8
Deferred income tax	—	—	10.9	—	10.9
Other current assets	4.6	6.7	54.4	—	65.7

Total current assets	119.8	716.7	1,956.5	(103.7)	2,689.3
Property, plant and equipment, net	98.6	1,025.8	3,291.4	19.8	4,435.6
Investment in unconsolidated affiliates	(685.5)	400.9	189.2	266.3	170.9
Intangible assets, net	(1.3)	11.3	246.5	(4.1)	252.4
Goodwill	3.3	—	—	—	3.3
Deferred income tax	0.4	7.8	—	—	8.2
Other noncurrent assets	2,259.0	195.0	530.6	(2,299.4)	685.2

Total assets	$1,794.3	$2,357.5	$6,214.2	$(2,121.1)	$8,244.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$34.8	$223.3	$649.4	$—	$907.5
Accounts (receivable) payable-affiliates	(57.0)	43.3	132.6	(88.6)	30.3
Accrued liabilities	97.4	139.8	453.4	(15.0)	675.6
Deferred income tax	0.4	7.8	—	—	8.2
Current portion of long-term debt	20.7	1.2	13.9	—	35.8

Total current liabilities	96.3	415.4	1,249.3	(103.6)	1,657.4
Long-term debt	1,784.1	2,259.8	4,158.8	(2,297.2)	5,905.5
Deferred income taxes	(0.4)	—	180.6	—	180.2
Other noncurrent liabilities	95.0	170.4	306.5	(1.8)	570.1

Total liabilities	1,975.0	2,845.6	5,895.2	(2,402.6)	8,313.2

Minority interest in consolidated subsidiaries	—	65.8	8.8	37.8	112.4

Member's (deficit) equity:
Member's equity	—	—	565.5	(565.5)	—
Subsidiary preferred stock	—	70.6	1.4	(72.0)	—
Subsidiary common stock	1,095.2	56.4	77.2	(133.6)	1,095.2
Additional paid in capital	—	214.4	39.1	(253.5)	—
Accumulated deficit	(1,359.3)	(1,004.3)	(523.3)	1,527.6	(1,359.3)
Accumulated other comprehensive loss	83.4	109.0	150.3	(259.3)	83.4
Total member's (deficit) equity	(180.7)	(553.9)	310.2	243.7	(180.7)

Total liabilities and member's (deficit) equity	$1,794.3	$2,357.5	$6,214.2	$(2,121.1)	$8,244.9

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$0.4	$116.1	$—	$117.3
Restricted cash	0.9	9.6	—	—	10.5
Receivables-net	125.3	553.5	580.4	(334.1)	925.1
Inventories	36.5	203.1	653.3	—	892.9
Prepaid expenses	1.5	23.3	23.8	(8.3)	40.3
Deferred income tax	—	—	3.0	—	3.0
Other current assets	—	0.2	86.8	—	87.0

Total current assets	165.0	790.1	1,463.4	(342.4)	2,076.1
Property, plant and equipment, net	104.6	1,064.6	3,381.0	21.9	4,572.1
Investment in unconsolidated affiliates	(523.3)	457.8	176.3	47.2	158.0
Intangible assets, net	2.4	10.5	273.1	(4.1)	281.9
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.7	13.8	—	(2.5)	12.0
Other noncurrent assets	2,164.3	121.1	467.8	(2,141.7)	611.5

Total assets	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$176.0	$345.0	$565.2	$(334.1)	$752.1
Accrued liabilities	81.8	105.7	406.6	(8.4)	585.7
Deferred income tax	0.7	13.8	—	—	14.5
Current portion of long-term debt	1.3	37.7	95.0	—	134.0

Total current liabilities	259.8	502.2	1,066.8	(342.5)	1,486.3
Long-term debt	1,622.9	2,157.0	3,812.7	(2,139.0)	5,453.6
Deferred income taxes	81.5	147.9	229.4	(2.6)	456.2
Other noncurrent liabilities	—	—	237.3	(2.5)	234.8

Total liabilities	1,964.2	2,807.1	5,346.2	(2,486.6)	7,630.9

Minority interest in consolidated subsidiaries	—	60.9	3.6	70.0	134.5

Member's (deficit) equity:
Member's equity	1,095.2	—	565.5	(565.5)	1,095.2
Subsidiary preferred stock	—	72.0	—	(72.0)	—
Subsidiary common stock	—	270.8	116.3	(387.1)	—
Accumulated deficit	(1,182.5)	(790.9)	(338.1)	1,129.0	(1,182.5)
Accumulated other comprehensive loss	36.8	41.3	68.1	(109.4)	36.8

Total member's (deficit) equity	(50.5)	(406.8)	411.8	(5.0)	(50.5)

Total liabilities and member's (deficit) equity	$1,913.7	$2,461.2	$5,761.6	$(2,421.6)	$7,714.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$416.0	$3,150.4	$6,709.1	$—	$10,275.5
Related party sales	—	234.8	212.9	(392.0)	55.7
Expense billed to subsidiaries	76.1	(26.5)	(1.9)	(47.7)	—

Total revenues	492.1	3,358.7	6,920.1	(439.7)	10,331.2
Cost of goods sold	373.0	3,149.7	6,058.9	(377.0)	9,204.6

Gross profit	119.1	209.0	861.2	(62.7)	1,126.6
Selling, general and administrative	79.9	98.2	389.1	(59.7)	507.5
Research and development	—	18.9	42.6	—	61.5
Other operating income	(1.9)	(7.9)	(16.2)	—	(26.0)
Restructuring and plant closing costs	2.4	12.7	275.2	—	290.3

Operating income	38.7	87.1	170.5	(3.0)	293.3
Interest income (expense), net	19.9	(184.5)	(383.9)	—	(548.5)
Loss on sale of accounts receivable	—	—	(15.6)	—	(15.6)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(214.4)	(110.3)	3.9	324.7	3.9
Other (expense) income	(15.5)	10.6	(14.4)	(6.4)	(25.7)

Loss before income taxes, minority interest	(171.3)	(197.1)	(239.5)	315.3	(292.6)
Income tax (expense) benefit	(5.5)	(2.9)	59.2	—	50.8

Loss before income taxes, minority interest and cumulative effect of accouting change	(176.8)	(200.0)	(180.3)	315.3	(241.8)
Minority interest in subsidiaries' loss	—	(4.3)	—	69.3	65.0

Net loss	(176.8)	(204.3)	(180.3)	384.6	(176.8)
Other comprehensive income	46.6	67.7	82.2	(149.9)	46.6

Comprehensive loss	$(130.2)	$(136.6)	$(98.1)	$234.7	$(130.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$321.5	$2,347.0	$3,803.9	$—	$6,472.4
Related party sales	1.5	245.0	77.9	(229.0)	95.4
Expense billed to subsidiaries	29.2	4.8	—	(34.0)	—

Total revenues	352.2	2,596.8	3,881.8	(263.0)	6,567.8
Cost of goods sold	286.2	2,443.4	3,448.1	(217.9)	5,959.8

Gross profit	66.0	153.4	433.7	(45.1)	608.0
Selling, general and administrative	38.3	117.7	273.8	(42.8)	387.0
Research and development	—	19.6	35.2	—	54.8
Other operating income	(2.5)	(9.1)	(33.4)	—	(45.0)
Restructuring and plant closing (credits) costs	—	(1.5)	39.4	—	37.9

Operating income	30.2	26.7	118.7	(2.30)	173.3
Interest expense, net	(1.1)	(138.2)	(252.5)	—	(391.8)
Other (expense) income	(3.1)	6.7	(0.5)	(3.1)	—
Loss on sale of accounts receivable	—	—	(20.4)	—	(20.4)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(273.6)	(145.8)	2.2	380.4	(36.8)

Loss before income taxes, minority interest	(247.6)	(250.6)	(152.5)	375.0	(275.7)
Income tax expense	(0.6)	(12.6)	(26.9)	—	(40.1)

Loss before income taxes, minority interest and cumulative effect of accouting change	(248.2)	(263.2)	(179.4)	375.0	(315.8)
Minority interest in subsidiaries' (income) loss	—	(2.1)	—	69.7	67.6

Net loss	(248.2)	(265.3)	(179.4)	444.7	(248.2)
Other comprehensive income	167.6	145.1	89.5	(234.6)	167.6

Comprehensive loss	$(80.6)	$(120.2)	$(89.9)	$210.1	$(80.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$608.7	$1,690.3	$195.8	$—	$2,494.8
Related party sales	—	565.0	31.4	(430.2)	166.2
Expense billed to subsidiaries	60.0	—	—	(60.0)	—

Total revenues	668.7	2,255.3	227.2	(490.2)	2,661.0
Cost of goods sold	589.4	2,056.3	205.0	(429.7)	2,421.0

Gross profit	79.3	199.0	22.2	(60.5)	240.0
Selling, general and administrative	61.6	137.6	12.7	(60.0)	151.9
Research and development	—	20.7	3.1	—	23.8
Other operating income	(1.9)	(3.4)	4.3	—	(1.0)
Restructuring and plant closing costs (credits)	0.7	(2.3)	0.6	—	(1.0)

Operating income	18.9	46.4	1.5	(0.5)	66.3
Interest expense, net	(48.9)	(137.1)	(6.7)	—	(192.7)
Other (expense) income	(9.8)	5.0	(0.5)	(2.3)	(7.6)
Equity in income (losses) of investment in unconsolidated affiliates and subsidiaries	7.7	(35.4)	1.6	(5.0)	(31.1)

Loss before income taxes, minority interest	(32.1)	(121.1)	(4.1)	(7.8)	(165.1)
Income tax expense	(0.6)	(7.5)	(0.4)	—	(8.5)

Loss before income taxes, minority interest and cumulative effect of accouting change	(32.7)	(128.6)	(4.5)	(7.8)	(173.6)
Minority interest in subsidiaries' loss (income)	—	12.0	—	(40.8)	(28.8)
Cumulative affect of accounting change	—	169.7	—	—	169.7

Net (loss) income	(32.7)	53.1	(4.5)	(48.6)	(32.7)
Other comprehensive income (loss)	10.5	26.1	(14.4)	(11.7)	10.5

Comprehensive (loss) income	$(22.2)	$79.2	$(18.9)	$(60.3)	$(22.2)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(176.8)	$(204.3)	$(180.3)	$384.6	$(176.8)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	214.4	110.3	(3.9)	(324.7)	(3.9)
Depreciation and amortization	15.2	100.1	327.9	2.0	445.2
Provision for losses on accounts receivable	(0.6)	(2.0)	4.6	—	2.0
Non-cash restructuring and plant closing costs	—	0.8	137.2	—	138.0
Loss on disposal of plant and equipment	0.2	2.3	0.2	—	2.7
Loss on early extinquishment of debt	13.2	—	12.4		25.6
Non-cash interest expense	(175.8)	178.0	140.4	—	142.6
Deferred income taxes	(2.6)	—	(77.1)	—	(79.7)
Gain on foreign currency transactions	—	(2.6)	(64.2)	—	(66.8)
Other	—	—	(1.0)	—	(1.0)
Minority interest in subsidiaries	—	4.3	—	(69.3)	(65.0)
Net changes in operating assets and liabilities:
Accounts and notes receivables	60.0	(16.8)	(169.4)	(65.0)	(191.2)
Change in receivables sold, net	—	—	(90.0)	—	(90.0)
Inventories	(4.6)	(15.8)	(115.6)	—	(136.0)
Prepaid expenses	32.1	(4.1)	(3.8)	6.7	30.9
Other current assets	(4.6)	(6.6)	47.8	8.8	45.4
Other noncurrent assets	3.8	(39.0)	(5.8)	4.3	(36.7)
Accounts payable	(194.3)	59.7	127.6	65.1	58.1
Accrued liabilities	15.5	33.6	64.5	(15.5)	98.1
Other noncurrent liabilities	(0.9)	17.0	(6.9)	(4.5)	4.7

Net cash (used in) provided by operating activities	(205.8)	214.9	144.6	(7.5)	146.2

Investing activities:
Capital expenditures for plant and equipment	(9.1)	(52.3)	(148.2)	—	(209.6)
Proceeds from sale of plant & equipment	0.1	—	0.3	—	0.4
Change in restricted cash	0.6	1.0	—	—	1.6
Investments in unconsolidated affiliates	—	—	(12.0)	—	(12.0)
Net cash received from unconsolidated affiliates	—	—	8.6	—	8.6
Advances to unconsolidated affiliates	—	—	(2.6)	—	(2.6)
Net borrowings (payments) on intercompany debt	88.8	(117.0)	30.4	—	2.2

Net cash provided by (used in) investing activities	80.4	(168.3)	(123.5)	—	(211.4)

Financing activities:
Net borrowings (repayment) under revolving loan facilities	112.8	—	1.0	—	113.8
Net borrowings (repayment) on overdraft	—	—	(7.5)	—	(7.5)
Repayment of long-term debt	(1,065.3)	(37.7)	(1,386.4)	—	(2,489.4)
Issuance of senior notes	—	—	354.5	—	354.5
Repayments of senior notes	—	—	(333.4)	—	(333.4)
Cost of early extinguishment of debt	—	—	(17.0)	—	(17.0)
Proceeds from long-term debt	1,115.0	—	1,400.3	—	2,515.3
Payments of notes payable	(19.6)	—	—	—	(19.6)
Shares of subsidiary issued to minority interests for cash	—	—	5.4	—	5.4
Dividends paid	—	(4.9)	(2.6)	7.5	—
Debt issuance costs	(18.4)	—	(17.2)	—	(35.6)

Net cash provided by (used in) financing activities	124.5	(42.6)	(2.9)	7.5	86.5

Effect of exchange rate changes on cash	—	(0.9)	12.0	—	11.1

(Decrease) increase in cash and cash equivalents	(0.9)	3.1	30.2	—	32.4
Cash and cash equivalents at beginning of period	0.8	0.4	116.1	—	117.3

Cash and cash equivalents, including restricted cash at end of period	$(0.1)	$3.5	$146.3	$—	$149.7

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(248.2)	$(265.3)	$(179.4)	$444.7	$(248.2)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	273.6	145.8	(2.2)	(380.4)	36.8
Depreciation and amortization	15.9	95.6	205.9	1.4	318.8
Provision for losses on accounts receivable	(0.2)	1.5	10.0	—	11.3
Non-cash restructuring and plant closing costs	—	(1.5)	11.2	—	9.7
Loss on disposal of plant and equipment	0.1	1.1	0.3	—	1.5
Non-cash interest expense	13.7	1.6	82.6	—	97.9
Non-cash interest on affiliate debt	—	—	—	—	—
Deferred income taxes	0.4	—	7.8	(0.1)	8.1
Loss on foreign currency transactions	(1.9)	(5.1)	(39.7)	—	(46.7)
Minority interest in subsidiaries	—	2.1	—	(69.7)	(67.6)
Net changes in operating assets and liabilities:
Accounts and notes receivables	(170.2)	(150.6)	106.4	275.2	60.8
Change in receivables sold, net	—	—	(11.5)	—	(11.5)
Inventories	(1.3)	14.9	46.2	—	59.8
Prepaid expenses	4.3	2.6	(4.3)	(5.0)	(2.4)
Other current assets	—	—	(16.1)	0.2	(15.9)
Other noncurrent assets	5.4	(35.7)	2.3	2.4	(25.6)
Accounts payable	156.0	170.0	(103.1)	(275.2)	(52.3)
Accrued liabilities	7.5	(16.1)	74.8	5.0	71.2
Other noncurrent liabilities	(5.8)	10.9	7.4	(2.6)	9.9

Net cash provided by (used in) operating activities	49.3	(28.2)	198.6	(4.1)	215.6

Investing activities:
Capital expenditures for plant and equipment	(14.2)	(63.3)	(107.7)	—	(185.2)
Proceeds from sale of plant & equipment	—	0.2	—	—	0.2
Advances to unconsolidated affiliates	—	—	(7.9)	—	(7.9)
Net (payments) borrowings on intercompany debt	(106.7)	98.0	8.7	—	(0.0)
Change in restricted cash	(1.4)	—	—	—	(1.4)
Cash paid for intangible asset	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(122.3)	32.6	(106.9)	—	(196.6)

Financing activities:
Net repayment on revolving loan facilities	(19.9)	—	(179.2)	—	(199.1)
Net borrowings on overdraft	—	—	7.5	—	7.5
Repayment of long-term debt	(335.0)	(1.2)	(89.4)	—	(425.6)
Proceeds from long-term debt	450.5	—	205.0	—	655.5
Shares of subsidiary issued to minority interests for cash	—	—	1.7	—	1.7
Dividends paid	—	(4.0)	—	4.0	—
Debt issuance costs	(27.9)	—	(5.4)	—	(33.3)

Net cash provided by (used in) financing activities	67.7	(5.2)	(59.8)	4.0	6.7

Effect of exchange rate changes on cash	—	—	7.0	0.1	7.1

(Decrease) increase in cash and cash equivalents	(5.3)	(0.8)	38.9	—	32.8
Cash and cash equivalents	6.1	1.2	15.0	—	22.3
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and cash equivalents at end of period	$0.8	$0.4	$116.1	$—	$117.3

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent Company	Guarantors as restated	Non- Guarantors	Eliminations as restated	Consolidated Huntsman LLC
Cash flows from operating activities:
Net (loss) income	$(32.7)	$32.7	$(4.5)	$(28.2)	$(32.7)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative affect of accounting change	—	(169.7)	—	—	(169.7)
Equity in (income) losses of investment in unconsolidated affiliates	(7.7)	35.4	(1.6)	5.0	31.1
Depreciation and amortization	15.3	124.4	13.0	—	152.7
Provision for losses on accounts receivable	2.2	(2.0)	(2.0)	—	(1.8)
Non-cash restructuring and plant closing costs and asset impairment charges	—	(5.3)	—	—	(5.3)
Loss on disposal of plant and equipment	0.1	0.1	0.3	—	0.5
Loss on early extinguishment of debt	6.7	—	—	—	6.7
Non-cash interest on subordiated notes	4.0	3.6	—	—	7.6
Minority interest in subsidiaries' income	—	8.4	—	20.4	28.8
Net changes in operating assets and liabilities:
Accounts and notes receivables	161.1	(206.6)	12.8	(15.5)	(48.2)
Inventories	5.1	(2.4)	(0.8)	(0.6)	1.3
Prepaid expenses	0.1	15.9	0.1	—	16.1
Other current assets	2.1	(32.1)	1.6	—	(28.4)
Other noncurrent assets	8.6	(19.5)	4.5	—	(6.4)
Accounts payable	(2.7)	47.4	(3.4)	15.6	56.9
Accrued liabilities	52.8	12.4	—	—	65.2
Other noncurrent liabilities	3.9	10.4	—	—	14.3

Net cash provided by (used in) operating activities	218.9	(146.9)	20.0	(3.3)	88.7

Investing activities:
Capital expenditures for plant and equipment	(10.5)	(51.7)	(8.0)	—	(70.2)
Investment in unconsolidated affiliates	—	(18.4)	—	15.9	(2.5)
Change in restricted cash	53.2	—	—	—	53.2
Notes receivable	(209.1)	—	(1.8)	210.9	—

Net cash used in investing activities	(166.4)	(70.1)	(9.8)	226.8	(19.5)

Financing activities:
Net borrowings (repayment) on revolving loan facilities	32.1	—	—	—	32.1
Repayment of long-term debt	(115.5)	(1.3)	(4.8)	—	(121.6)
Dividends paid	—	4.3	—	(4.3)	—
Net borrowings from parent	—	225.4	—	(225.4)	—
Debt issuance costs	(16.6)	—	—	—	(16.6)
Cash acquired in acquisition of equity method affiliate	—	—	7.9	—	7.9

Net cash (used in) provided by financing activities	(100.0)	228.4	3.1	(229.7)	(98.2)

Effect of exchange rate changes on cash	0.1	(0.5)	(2.2)	6.2	3.6

(Decrease) increase in cash and cash equivalents	(47.4)	10.9	11.1	—	(25.4)
Cash and cash equivalents, including restricted cash at beginning of period	44.6	(0.8)	3.9	—	47.7

Cash and cash equivalents at end of period	$(2.8)	$10.1	$15.0	$—	$22.3

HUNTSMAN LLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$19.7	$2.0	$—	$(3.3)	$18.4
Year Ended December 31, 2003	$7.5	$11.3	$—	$0.9	$19.7
Year Ended December 31, 2002	$5.8	$(1.8)	$—	$3.5	$7.5

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman Family Corporation:

        We have audited the accompanying consolidated balance sheets of Huntsman Family Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2003.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Family Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HUNTSMAN FAMILY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9.0	$8.0
Restricted cash	8.2	9.4
Accounts and notes receivables (net of allowance for doubtful accounts of $3.0 and $1.8, respectively)	347.1	168.6
Accounts receivable—affiliates	65.6	128.4
Inventories	143.5	147.7
Other current assets	10.3	11.6

Total current assets	583.7	473.7
Property, plant and equipment, net	700.9	731.1
Advances to unconsolidated affiliates	12.8	11.7
Notes receivable—affiliates	1,826.4	1,563.5
Investment in unconsolidated affiliates	62.6	41.6
Intangible assets, net	24.7	25.9
Goodwill	3.2	3.2
Other noncurrent assets	84.0	69.2

Total assets	$3,298.3	$2,919.9

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$181.0	$143.3
Accounts payable—affiliates	261.7	115.2
Accrued liabilities	112.6	80.0
Income taxes payable	23.5	0.7
Deferred income taxes	20.6	20.0
Current portion of long-term debt	3.8	44.9

Total current liabilities	603.2	404.1
Long-term debt	43.3	3.9
Long-term debt—affiliates	1,938.3	1,893.0
Deferred income taxes	105.0	100.4
Other noncurrent liabilities	105.5	90.5

Total liabilities	2,795.3	2,491.9

Minority interests in consolidated subsidiary	90.6	85.4

Commitments and contingencies (Note 12, 17 and 19)
Stockholder's equity:
Common stock (par value $100 per share; 1.0 million shares authorized; and, 80,000 shares issued and outstanding in 2004 and 2003)	8.0	8.0
Preferred stock (par value $10 per share; 9.0 million shares authorized; and, 7.2 million shares issued and outstanding in 2004 and 2003)	72.0	72.0
Additional paid-in capital	4.3	4.3
Retained earnings	323.7	255.6
Accumulated other comprehensive income	4.4	2.7

Total stockholder's equity	412.4	342.6

Total liabilities and stockholder's equity	$3,298.3	$2,919.9

See notes to respective financial statements.

HUNTSMAN FAMILY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$2,556.4	$1,902.2	$1,669.5
Related party sales	244.5	241.8	198.5

Total revenues	2,800.9	2,144.0	1,868.0
Cost of goods sold	2,564.2	1,998.8	1,689.0

Gross profit	236.7	145.2	179.0
Expenses:
Selling, general and administrative	64.7	61.0	57.1
Research and development	19.2	22.0	23.7
Other operating (income) expense	(9.1)	1.3	(1.3)
Restructuring and plant closing costs (credit)	24.9	(2.4)	4.0
Management charges and allocated costs—affiliates	30.5	25.6	39.8

Total expenses	130.2	107.5	123.3

Operating income	106.5	37.7	55.7
Interest income, net	20.0	10.8	3.1
Other expense	(23.0)	(20.3)	(18.1)
Equity in income of investment in unconsolidated affiliates	19.4	16.2	13.5

Income before income tax expense and minority interests	122.9	44.4	54.2
Income tax expense	(48.7)	(11.4)	(42.9)
Dividends to minority interest in consolidated subsidiary	(6.1)	(4.8)	15.0

Net income	68.1	28.2	26.3
Other comprehensive income (loss)	1.7	7.9	(0.5)

Comprehensive income	$69.8	$36.1	$25.8

See notes to respective financial statements.

HUNTSMAN FAMILY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(Dollars in Millions)

	Common Stock		Preferred Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
BALANCE, JANUARY 1, 2002	80,000	$8.0	7,200	$72.0	$33.3	$201.1	$(4.7)	$309.7
Other comprehensive loss	—	—	—	—	—	—	(0.5)	(0.5)
Push down of excess of book value over acquisition cost from Huntsman LLC's acquisition of 20% of JK Holdings and 20% of Huntsman Styrenics Technology Corporation (See Note 1)	—	—	—	—	(29.0)	—	—	(29.0)
Net income	—	—	—	—	—	26.3	—	26.3

BALANCE, DECEMBER 31, 2002	80,000	8.0	7,200	72.0	4.3	227.4	(5.2)	306.5
Other comprehensive income	—	—	—	—	—	—	7.9	7.9
Net income (loss)	—	—	—	—	—	28.2	—	28.2

BALANCE, DECEMBER 31, 2003	80,000	$8.0	7,200	72.0	$4.3	255.6	2.7	342.6
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Net income	—	—	—	—	—	68.1	—	68.1

BALANCE, DECEMBER 31, 2004	80,000	$8.0	7,200	$72.0	$4.3	$323.7	$4.4	$412.4

See notes to respective financial statements.

HUNTSMAN FAMILY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$68.1	$28.2	$26.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(19.4)	(16.2)	(13.5)
Depreciation and amortization	70.4	69.6	101.6
Noncash restructuring and plant closing	16.2	(2.4)	—
Noncash interest on affiliate debt	(22.1)	(1.9)	—
Provision for losses on accounts receivable	(1.3)	0.3	1.3
Gain on disposal of plant and equipment	1.1	0.2	—
Deferred income taxes	(5.1)	(20.6)	10.3
Unrealized loss on currency revaluation	(3.7)	—	—
Minority interests in consolidated subsidiaries	6.1	4.8	(15.0)
Other	(1.0)	—	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(160.5)	43.2	48.6
Inventories	5.9	7.1	7.5
Prepaid expenses	0.6	—	—
Other current assets	(0.5)	1.8	(7.8)
Other noncurrent assets	(20.7)	(27.7)	(11.8)
Accounts payable	267.2	0.9	38.9
Accrued liabilities	33.9	(5.4)	(23.1)
Other noncurrent liabilities	11.4	2.2	10.3

Net cash provided by operating activities	246.6	84.1	173.6

Investing Activities:
Capital expenditures	(43.0)	(47.1)	(40.6)
Proceeds from sale of plant and equipment	0.3	0.1	—
Advances to unconsolidated affiliates	—	—	(2.5)
Net (repayment) borrowing on long-term debt—affiliates	(196.3)	(36.4)	(119.7)
Change in restricted cash	1.2	(4.3)	(5.1)

Net cash used in investing activities	(237.8)	(87.7)	(167.9)

Financing Activities:
Net borrowing on revolver	8.7	—	—
Repayment of long-term debt	(45.3)	(3.5)	(5.1)
Proceeds from long term debt	30.7	—	—
Dividends paid	(1.9)	—	—

Net cash used in financing activities	(7.8)	(3.5)	(5.1)

Effect of exchange rate changes on cash	—	5.5	6.4

Increase (decrease) in cash and cash equivalents	1.0	(1.6)	7.0
Cash and cash equivalents at beginning of period	8.0	9.6	2.6

Cash and cash equivalents at end of period	$9.0	$8.0	$9.6

Supplemental cash flow information:
Cash paid for interest	3.8	3.1	3.9
Cash paid for (refunded from) income taxes	11.9	(0.7)	0.4

Supplemental non-cash investing and financing activities:

        On September 30, 2002 Huntsman LLC effectively acquired the remaining 20% of JK Holdings and 20% of Huntsman Surfactants Technology Corporation not already owned for $49.2 million less than the book value of the interests. This excess of book value over acquisition cost was recorded as a reduction to property and equipment and was pushed down to the Company as a reduction of property and equipment and a reduction (net of deferred tax of $20.4 million) in paid-in capital of $28.8 million.

See notes to respective financial statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of JK Holdings Corporation:

        We have audited the accompanying consolidated balance sheets of JK Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2003.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of JK Holdings Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas March 14, 2005

JK HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6.7	$2.8
Restricted cash	8.2	9.4
Accounts and notes receivable (net of allowance for doubtful accounts of $3.0 and $1.5, respectively)	323.7	169.7
Accounts receivable—affiliates	62.8	128.4
Inventories	125.4	131.7
Other current assets	9.0	9.5

Total current assets	535.8	451.5
Property, plant and equipment, net	676.4	705.6
Advances to affiliates	12.8	11.7
Investment in unconsolidated affiliates	62.6	41.6
Intangible assets, net	4.8	6.3
Goodwill	3.1	3.1
Other noncurrent assets	82.1	66.2

Total assets	$1,377.6	$1,286.0

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$164.9	$132.1
Accounts payable—affiliate	166.0	35.4
Accrued liabilities	108.3	75.2
Income taxes payable	0.8	0.7
Deferred income taxes	20.6	20.0
Current portion of long-term debt	0.4	0.4

Total current liabilities	461.0	263.8
Long-term debt	3.5	3.9
Long-term debt—affiliate	348.1	500.9
Deferred income taxes	108.5	102.6
Other noncurrent liabilities	104.4	90.2

Total liabilities	1,025.5	961.4

Minority interests in preferred stock of consolidated subsidiary	25.0	25.0

Commitments and contingencies (Note 12, 17, and 19)
Stockholder's equity:
Common stock (par value $0.01 per share; 2,000 shares authorized; and, 1,250 shares issued and outstanding in 2004 and 2003)	—	—
Additional paid-in capital	73.7	73.7
Retained earnings	247.1	222.1
Accumulated other comprehensive income	6.3	3.8

Total stockholder's equity	327.1	299.6

Total liabilities and stockholder's equity	$1,377.6	$1,286.0

See notes to respective financial statements.

JK HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$2,437.4	$1,798.2	$1,584.3
Related party sales	241.3	242.1	197.2

Total revenues	2,678.7	2,040.3	1,781.5
Cost of goods sold	2,458.9	1,907.0	1,613.8

Gross profit	219.8	133.3	167.7
Expenses:
Selling, general and administrative	56.1	55.2	52.4
Research and development	19.2	19.9	21.6
Other operating income	(5.3)	(2.0)	(3.0)
Restructuring and plant closing costs (credit)	24.9	(2.4)	4.0
Management charges and allocated costs—affiliates	28.7	24.0	33.9

Total expenses	123.6	94.7	108.9

Operating income	96.2	38.6	58.8
Interest expense, net	(34.1)	(30.3)	(28.0)
Other expense	(23.2)	(20.5)	(18.3)
Equity in income of investment in unconsolidated affiliates	19.4	16.2	13.5

Income before income taxes and minority interests	58.3	4.0	26.0
Income tax (expense) benefit	(31.4)	4.6	(32.0)
Dividends to minority interest in consolidated subsidiary	(1.9)	(1.9)	(1.9)

Net income (loss)	25.0	6.7	(7.9)
Other comprehensive income (loss)	2.5	9.0	(1.2)

Comprehensive income (loss)	$27.5	$15.7	$(9.1)

See notes to respective financial statements.

JK HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(Dollars in Millions)

	Common Stock				Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
BALANCE, JANUARY 1, 2002	1,250	$—	$100.0	$223.3	$(4.0)	$319.3
Foreign currency translation adjustment	—	—	—	—	(1.2)	(1.2)
Push down of excess of book value over acquisition cost from Huntsman LLCs acquisition of 20% of the Company	—	—	(26.3)	—	—	(26.3)
Net loss	—	—	—	(7.9)	—	(7.9)

BALANCE, DECEMBER 31, 2002	1,250	—	73.7	215.4	(5.2)	283.9
Foreign currency translation adjustment	—	—	—	—	9.0	9.0
Net income	—	—	—	6.7	—	6.7

BALANCE, DECEMBER 31, 2003	1,250	—	73.7	222.1	3.8	299.6
Foreign currency translation adjustment	—	—	—	—	2.5	2.5
Net income	—	—	—	25.0	—	25.0

BALANCE, DECEMBER 31, 2004	1,250	$—	$73.7	$247.1	$6.3	$327.1

See notes to respective financial statements.

JK HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$25.0	$6.7	$(7.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(19.4)	(16.2)	(13.5)
Depreciation and amortization	65.0	63.9	95.5
Noncash restructuring and plant closing	16.2	(2.4)	—
Noncash interest income	35.5	(1.9)	—
Provision for losses on accounts receivable	(1.4)	0.4	1.3
Gain on disposal of plant and equipment	1.1	—	—
Deferred income taxes expense	6.5	2.8	14.9
Unrealized loss on currency revaluation	(1.3)	—	—
Dividends to minority interest in consolidated subsidiary	1.9	1.9	1.9
Other	(1.0)	—	—
Net changes in operating assets and liabilities:
Accounts and notes receivables	(145.5)	7.6	(2.3)
Inventories	6.9	12.0	8.8
Prepaid expenses	0.6		—
Other current assets	—	1.6	(8.0)
Other noncurrent assets	(21.6)	(28.3)	(18.1)
Accounts payable	223.8	(0.3)	41.1
Accrued liabilities	32.1	(8.1)	(6.6)
Other noncurrent liabilities	10.6	2.2	(4.9)

Net cash provided by operating activities	235.0	41.9	102.2

Investing Activities:
Capital expenditures for plant and equipment	(41.1)	(43.7)	(39.6)
Proceeds from sale of plant and equipment	0.3	0.1	—
Advances to unconsolidated affiliates	—	—	(2.5)
Net (repayment) borrowing on long-term debt-affiliate	(189.3)	3.6	(55.3)
Change in restricted cash	1.1	(4.3)	(5.1)

Net cash used in investing activities	(229.0)	(44.3)	(102.5)

Financing Activities:
Repayment of long-term debt	(0.4)	(0.4)	(0.4)
Dividends	(1.9)	—	—

Net cash used in financing activities	(2.3)	(0.4)	(0.4)

Effect of exchange rate changes on cash	0.2	2.5	3.8

Increase (decrease) in cash and cash equivalents	3.9	(0.3)	3.1
Cash and cash equivalents at beginning of period	2.8	3.1	—

Cash and cash equivalents at end of period	$6.7	$2.8	$3.1

Supplemental cash flow information:
Cash (received from) paid for interest	(0.4)	0.3	0.3
Cash paid for income taxes	11.9	0.4	0.4

Supplemental non-cash investing and financing activities:

        On September 30, 2002, Huntsman LLC acquired the remaining 20% of the Company not already owned for $42.4 million less than the book value of the 20% interest. This excess of book value over acquisition cost was recorded as a reduction to property and equipment and was pushed down to the Company as a reduction of property and equipment and a reduction (net of deferred taxes of $16.1 million) in paid-in capital of $26.3 million.

See notes to respective financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Huntsman Petrochemical Finance Corporation:

        We have audited the accompanying balance sheets of Huntsman Petrochemical Finance Corporation (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Petrochemical Finance Corporation as of December 31, 2004 and 2003, and the results its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HUNTSMAN PETROCHEMICAL FINANCE CORPORATION

BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Notes receivable—affiliate—noncurrent	$754.6	$855.0

Total assets	$754.6	$855.0

LIABILITIES AND EQUITY
Income taxes payable to affiliate—noncurrent	$91.9	$72.0
Long-term debt—affiliate—noncurrent	348.0	501.1

Total liabilities	439.9	573.1

Commitment and contingencies (Notes 12, 17 and 19)
Stockholder's equity:
Common stock ($.01 par value; 1,000 shares authorized, issued and outstanding in 2004 and 2003)	—	—
Additional paid-in capital	164.0	164.0
Retained earnings	150.7	117.9

Total stockholder's equity	314.7	281.9

Total liabilities and stockholder's equity	$754.6	$855.0

See notes to respective financial statements.

HUNTSMAN PETROCHEMICAL FINANCE CORPORATION

STATEMENTS OF OPERATIONS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Interest income—affiliate	$88.0	$71.1	$67.8
Interest expense—affiliate	(35.3)	(30.9)	(30.4)

Income before income tax expense	52.7	40.2	37.4
Income tax expense	(19.9)	(15.1)	(14.2)

Net income	$32.8	$25.1	$23.2

See notes to respective financial statements.

HUNTSMAN PETROCHEMICAL FINANCE CORPORATION

STATEMENT OF STOCKHOLDER'S EQUITY

(Dollars in Millions)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCE, JANUARY 1, 2002	1,000	$—	$164.0	$69.6	$233.6
Net income	—	—	—	23.2	23.2

BALANCE, DECEMBER 31, 2002	1,000	—	164.0	92.8	256.8
Net income	—	—	—	25.1	25.1

BALANCE, DECEMBER 31, 2003	1,000	—	164.0	117.9	281.9
Net income	—	—	—	32.8	32.8

BALANCE, DECEMBER 31, 2004	1,000	$—	$164.0	$150.7	$314.7

See notes to respective financial statements.

HUNTSMAN PETROCHEMICAL FINANCE CORPORATION

STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$32.8	$25.1	$23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash interest income	(88.0)	(71.1)	(67.8)
Noncash interest expense	35.3	30.9	30.4
Accrued payables	—	—	—
Change in income taxes payable to affiliate	19.9	15.1	14.2

Net cash provided by operating activities	—	—	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income tax	—	—	—

See notes to respective financial statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman International Chemicals Corporation:

        We have audited the accompanying consolidated balance sheets of Huntsman International Chemicals Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Huntsman International Chemicals Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2005

HUNTSMAN INTERNATIONAL CHEMICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$0.7	$0.5
Restricted cash	0.2	0.1
Accounts and notes receivables (net of allowance for doubtful accounts of $0.4 and $0.2, respectively)	18.8	8.7
Accounts receivable—affiliate	10.2	24.7
Inventories	14.6	14.7
Current deferred tax asset	2.7	1.3
Other current assets	13.9	20.2

Total current assets	61.1	70.2
Property, plant and equipment, net	50.1	54.0
Notes receivable affiliate	315.2	250.7
Investment in unconsolidated affiliates	4.8	3.8
Other noncurrent assets	4.8	7.3

Total assets	$436.0	$386.0

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$12.0	$6.5
Accounts payable—affiliates	—	2.6
Accrued liabilities	16.6	22.0
Current portion of long-term debt	0.7	0.6

Total current liabilities	29.3	31.7
Long-term debt	8.2	8.9
Long-term debt—affiliates	258.0	206.8
Deferred income taxes	3.2	5.0
Other noncurrent liabilities	17.4	14.0

Total liabilities	316.1	266.4

Commitments and contingencies (Note 12, 17, and 19)
Stockholder's equity:
Common stock (par value $1.00 per share; 50,000 shares authorized; and, 2,000 shares issued and outstanding in 2004 and 2003)	—	—
Additional paid-in capital	116.6	116.6
Retained earnings	14.9	9.7
Accumulated other comprehensive loss	(11.6)	(6.7)

Total stockholder's equity	119.9	119.6

Total liabilities and stockholder's equity	$436.0	$386.0

See notes to respective financial statements.

HUNTSMAN INTERNATIONAL CHEMICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$161.8	$119.0	$108.9
Related party sales	—	0.5	—

Total revenues	161.8	119.5	108.9
Cost of goods sold	155.5	113.4	100.9

Gross profit	6.3	6.1	8.0
Expenses:
Selling, general and administrative	6.6	6.7	6.8
Other operating (income) expense	(1.8)	(2.2)	0.6
Restructuring and plant closing costs (credits)	0.1	0.9	(0.3)
Management charges and allocated costs—affiliates	1.9	0.2	2.8

Total expenses	6.8	5.6	9.9

Operating (loss) income	(0.5)	0.5	(1.9)
Interest expense, net	(0.7)	(15.2)	(14.5)
Interest income—affiliate	11.0	23.6	24.4
Other expense	(1.6)	(1.5)	(1.3)
Equity in (loss) income of investment in unconsolidated affilialiates	0.9	(0.9)	6.0

Income before income taxes	9.1	6.5	12.7
Income tax (expense) benefit	(3.9)	0.1	(2.7)

Net income	5.2	6.6	10.0
Other comprehensive (loss) income	(4.9)	2.2	(3.5)

Comprehensive income	$0.3	$8.8	$6.5

See notes to respective financial statements.

HUNTSMAN INTERNATIONAL CHEMICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(Dollars in Millions)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
BALANCE, JANUARY 1, 2002	2,000	$—	$116.6	$1.1	$(5.4)	112.3
Other comprehensive loss	—	—	—	—	(3.5)	(3.5)
Net income	—	—	—	10.0	—	10.0

BALANCE, DECEMBER 31, 2002	2,000	—	116.6	11.1	(8.9)	118.8
Other comprehensive income	—	—	—	—	2.2	2.2
Dividend	—	—	—	(8.0)	—	(8.0)
Net income	—	—	—	6.6	—	6.6

BALANCE, DECEMBER 31, 2003	2,000	—	116.6	9.7	(6.7)	119.6
Other comprehensive loss	—	—	—	—	(4.9)	(4.9)
Net income	—	—	—	5.2	—	5.2

BALANCE, DECEMBER 31, 2004	2,000	$—	$116.6	$14.9	$(11.6)	$119.9

See notes to respective financial statements.

HUNTSMAN INTERNATIONAL CHEMICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$5.2	$6.6	$10.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income (loss) of investment in unconsolidated affiliates	(0.9)	0.9	(6.0)
Depreciation and amortization	6.3	5.2	4.9
Provision for losses on accounts receivable	(0.2)	—	1.2
Loss (Gain) on disposal of plant and equipment	0.2	1.1	—
Non cash interest on affiliate debt	(10.7)	—	—
Deferred income taxes	3.4	(1.5)	2.2
Unrealized loss on currency revaluation	(1.6)	—	—
Non cash restructuring charges	—	0.9	—
Net changes in operating assets and liabilities:
Accounts and notes receivables	(10.2)	(0.5)	5.4
Inventories	0.3	3.8	1.8
Prepaid expenses	6.3	—	—
Other current assets	—	0.5	(13.1)
Other noncurrent assets	2.6	(5.9)	0.1
Accounts payable	12.3	(0.4)	3.5
Accrued liabilities	(5.5)	2.7	8.1
Other noncurrent liabilities	(1.8)	2.3	4.8

Net cash provided by operating activities	5.7	15.7	22.9

Investing Activities:
Capital expenditures for plant and equipment	(1.0)	(3.3)	(3.7)
Change in restricted cash	(0.1)	0.4	(0.5)
Net (repayment) borrowings on long-term debt-affiliate	(1.2)	(13.4)	(16.7)
Advance to unconsolidated affiliates	(0.1)	(1.1)	(0.7)

Net cash used in investing activities	(2.4)	(17.4)	(21.6)

Financing Activities:
Repayment of long-term debt	(0.5)	(0.9)	(0.9)

Net cash used in financing activities	(0.5)	(0.9)	(0.9)

Effect of exchange rate changes on cash	0.1	2.2	—

Increase (decrease) in cash and cash equivalents	0.2	(0.4)	0.4
Cash and cash equivalents at beginning of period	0.5	0.9	0.5

Cash and cash equivalents at end of period	$0.7	$0.5	$0.9

Supplemental cash flow information:
Cash (received) paid for interest	$(0.3)	$1.1	$1.1
Cash paid for income taxes	0.1	0.1	0.1

See notes to respective financial statements.

Supplemental non cash activity:

        In 2003, a non-cash dividend of $8.0 million was transferred to a parent company in exchange for $17.8 million notes receivable and a $9.7 million intercompany payable to Huntsman Chemical Company LLC for receivables from Huntsman Chemical Corporation Australia Pty.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman Polymers Holdings Corporation:

        We have audited the accompanying consolidated balance sheets of Huntsman Polymers Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Holdings Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Houston, Texas
March 14, 2005

HUNTSMAN POLYMERS HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1
Restricted cash	0.3	0.1
Accounts and notes receivable (net allowance for doubtful accounts of $2.0 and $1.6, respectively	88.5	77.0
Accounts receivable—affiliates	5.7	1.3
Inventories	89.3	68.4
Other current assets	4.6	2.7
Deferred income taxes	3.4	5.3

Total current assets	191.8	154.9
Property, plant and equipment, net	325.1	346.1
Investment in unconsolidated affiliate	18.8	14.3
Intangible assets, net	5.7	6.7
Other noncurrent assets	36.0	26.3

Total assets	$577.4	$548.3

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Trade accounts payable	$50.2	$44.3
Accounts payable—affiliates	24.4	11.1
Accrued liabilities	21.4	19.0
Long-term debt—current portion	—	36.8

Total current liabilities	96.0	111.2
Long-term debt-affiliates	1,781.4	1,530.3
Deferred income tax	3.4	5.3
Other noncurrent liabilities	43.1	37.9

Total liabilities	1,923.9	1,684.7

Commitments and contingencies (Notes 12, 17 and 19)
Stockholder's Deficit:
Common Stock, (no par value; 50,000 shares Class A and 50,000 shares Class D authorized; 1,000 shares Class A and 1,000 shares Class D issued and outstanding in 2004 and 2003)	—	—
Additional paid-in capital	160.0	160.0
Accumulated deficit	(1,498.6)	(1,294.7)
Accumulated other comprehensive loss	(7.9)	(1.7)

Total stockholder's deficit	(1,346.5)	(1,136.4)

Total liabilities and stockholder's deficit	$577.4	$548.3

See notes to respective financial statements.

HUNTSMAN POLYMERS HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Years ended December 31,
	2004	2003	2002
Revenues:
Trade sales and services	$612.2	$510.4	$71.4
Affiliate sales	43.1	28.2	354.8

Total revenues	655.3	538.6	426.2
Cost of goods sold	641.0	521.5	393.2

Gross profit	14.3	17.1	33.0
Expenses:
Selling, general and administrative	19.7	15.0	15.8
Other operating income	—	(0.2)	(0.2)
Restructuring and plant closing costs (credit)	8.1	(0.2)	(5.4)
Management charges and allocated costs—affiliate	8.5	9.7	22.0

Total expenses	36.3	24.3	32.2

Operating (loss) income	(22.0)	(7.2)	0.8
Interest expense, net:
Affiliate interest expense	(181.6)	(126.5)	(104.6)
Other interest, net	—	(4.4)	(19.0)
Other expense	(4.8)	(3.0)	(2.9)
Equity in income of investment in unconsolidated affiliate	4.5	3.1	2.7

Loss before income taxes	(203.9)	(138.0)	(123.0)
Income tax (expense) benefit	—	(0.6)	9.6

Net loss	(203.9)	(138.6)	(113.4)
Other comprehensive loss	(6.2)	(0.5)	(1.2)

Comprehensive loss	$(210.1)	$(139.1)	$(114.6)

See notes to respective financial statements.

HUNTSMAN POLYMERS HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

(Dollars in Millions)

	Common Stock				Accumulated Other Comprehensive Loss
			Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 2002	2,000	$—	$—	$(1,042.7)	$—	$(1,042.7)
Contribution from parent	—	—	160.0	—	—	160.0
Net loss	—	—	—	(113.4)	—	(113.4)
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)

BALANCE, DECEMBER 31, 2002	2,000	—	160.0	(1,156.1)	(1.2)	(997.3)
Net loss	—	—	—	(138.6)	—	(138.6)
Other comprehensive loss					(0.5)	(0.5)

BALANCE, DECEMBER 31, 2003	2,000	—	160.0	(1,294.7)	(1.7)	(1,136.4)
Capital contribution from parent	—	—	—	—	—	—
Net loss	—	—	—	(203.9)	—	(203.9)
Other comprehensive loss	—	—	—	—	(6.2)	(6.2)

BALANCE, DECEMBER 31, 2004	2,000	$—	$160.0	$(1,498.6)	$(7.9)	$(1,346.5)

See notes to respective financial statements.

HUNTSMAN POLYMERS HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(203.9)	$(138.6)	$(113.4)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses of investment in unconsolidated affiliate	(4.5)	(3.1)	(2.7)
Depreciation and amortization	33.5	32.1	29.7
Loss on disposal of property	0.8	0.1	—
Provision for bad debts	(0.4)	1.0	(2.7)
Non-cash interest expense	181.6	127.0	104.6
Non-cash restructuring, plant closing and asset impairment charges (credits)	—	(0.2)	(5.4)
Net changes in operating assets and liabilities:
Accounts and notes receivable	(5.8)	(6.9)	(37.6)
Inventories	(20.9)	(1.6)	(11.9)
Prepaid expenses	(1.9)	—	—
Other current assets	—	2.9	(1.9)
Accounts payable	9.5	(0.2)	(95.1)
Accrued liabilities	2.3	(0.2)	11.3
Other noncurrent liabilities	(1.1)	1.4	5.7
Other noncurrent assets	(9.8)	1.0	(2.3)

Net cash (used in) provided by operating activities	(20.6)	14.7	(121.7)

Investing activities:
Capital expenditures for plant and equipment	(12.2)	(19.5)	(11.4)
Change in restricted cash	(0.1)	3.3	(3.4)
Net borrowing (repayment) on long-term debt-affiliate	69.6	3.8	136.6
Capital expenditures for intangible assets	—	(2.3)	—

Net cash provided by (used in) investing activities	57.3	(14.7)	121.8

Financing activities:
Repayment of long-term debt	(36.8)	—	—

Net cash used in financing activities	(36.8)	—	—

(Decrease) increase in cash and cash equivalents	(0.1)	—	0.1
Cash and cash equivalents at beginning of year	0.1	0.1	—

Cash and cash equivalents at end of year	$—	$0.1	$0.1

Supplemental cash flow information:
Cash paid for interest	$0.7	$4.3	7.2
Cash refunded from income taxes	(6.7)	(1.6)

Supplemental schedule of non-cash financing activities:

        On September 30, 2002, the Company received a non-cash capital contribution from its parent of $160.0 million in exchange for parent company assumption and effective cancellation of the Senior Notes of in the amount of $138.1 million, and unpaid accrued interest of $22.9 million, less the related deferred debt issuance costs of $1.0 million.

See notes to respective financial statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman Polymers Corporation:

        We have audited the accompanying consolidated balance sheets of Huntsman Polymers Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholder's equity deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Specialty Chemicals Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HUNTSMAN POLYMERS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1
Restricted cash	0.3	0.2
Accounts and notes receivable (net allowance for doubtful accounts of $2.0 and $1.6, respectively	88.5	72.7
Accounts receivable—affiliates	5.7	4.3
Inventories	89.3	68.4
Other current assets	4.6	2.6
Deferred income taxes	1.2	5.3

Total current assets	189.6	153.6
Property, plant and equipment, net	325.1	346.1
Intangible assets, net	5.7	6.7
Other noncurrent assets	36.0	26.3

Total assets	$556.4	$532.7

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Trade accounts payable	$50.2	$42.8
Accounts payable—affiliates	19.0	12.7
Accrued liabilities	21.4	19.0
Long-term debt—current portion	—	36.8

Total current liabilities	90.6	111.3
Long-term debt affiliate	535.7	415.0
Deferred income taxes	1.2	5.3
Other noncurrent liabilities	43.0	37.9

Total liabilities	670.5	569.5

Commitments and contingencies (Notes 12, 17 and 19)
Stockholder's Deficit:
Common Stock, (par value $.01; 1 million shares authorized and 1,000 shares issued and outstanding in 2004 and 2003)	—	—
Additional paid-in capital	719.5	719.5
Accumulated deficit	(825.7)	(754.6)
Accumulated other comprehensive loss	(7.9)	(1.7)

Total stockholder's deficit	(114.1)	(36.8)

Total liabilities and stockholder's deficit	$556.4	$532.7

See notes to respective financial statements.

HUNTSMAN POLYMERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Years ended December 31,
	2004	2003	2002
Revenues:
Trade sales and services	$612.2	$510.5	$71.4
Affiliate sales	43.1	28.2	354.8

Total revenues	655.3	538.7	426.2
Cost of goods sold	641.0	521.5	393.2

Gross profit	14.3	17.2	33.0
Expenses:
Selling, general and administrative	19.7	20.2	19.6
Other operating expense	—	(0.2)	(0.2)
Restructuring and plant closing costs (credit)	8.1	(0.2)	(5.4)

Total expenses	27.8	19.8	14.0

Operating (loss) income	(13.5)	(2.6)	19.0
Interest expense	(52.8)	(38.5)	(42.5)
Other (expense) income	(4.8)	0.4	—

Loss before income taxes	(71.1)	(40.7)	(23.5)
Income tax (expense) benefit	—	(0.6)	9.6

Net loss	(71.1)	(41.3)	(13.9)
Other comprehensive loss	(6.2)	(0.5)	(1.2)

Comprehensive loss	$(77.3)	$(41.8)	$(15.1)

See notes to respective financial statements.

HUNTSMAN POLYMERS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

(Dollars in Millions)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 2002	1,000	$—	$559.5	$(699.4)	$—	$(139.9)
Capital contribution from parent	—	—	160.0	—	—	160.0
Net loss	—	—	—	(13.9)	—	(13.9)
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)

BALANCE, DECEMBER 31, 2002	1,000	—	719.5	(713.3)	(1.2)	5.0
Capital contribution from parent	—	—	—	—	—	—
Net loss	—	—	—	(41.3)	—	(41.3)
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)

BALANCE, DECEMBER 31, 2003	1,000	—	719.5	(754.6)	(1.7)	(36.8)
Net loss	—	—	—	(71.1)	—	(71.1)
Other comprehensive loss	—	—	—	—	(6.2)	(6.2)

BALANCE, DECEMBER 31, 2004	1,000	$—	$719.5	$(825.7)	$(7.9)	$(114.1)

See notes to respective financial statements.

HUNTSMAN POLYMERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(71.1)	$(41.3)	$(13.9)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	33.5	32.1	29.7
Loss on disposal of property	0.8	0.1	—
Deferred income taxes	—	—	(9.6)
Provision for losses on accounts receivable	(0.4)	1.0	—
Non-cash interest expense	52.8	—	—
Non-cash restructuring, plant closing and asset impairment (credits)		(0.2)	(5.4)
Net changes in operating assets and liabilities:
Accounts and notes receivable	(5.8)	(16.3)	(19.7)
Inventories	(20.9)	(1.6)	(11.9)
Prepaid expenses	(1.9)		(1.9)
Other current assets		2.8	(0.1)
Accounts payable	2.7	(0.3)	11.5
Accrued liabilities	2.3	—	11.3
Other noncurrent liabilities	(1.1)	2.5	5.0
Other noncurrent assets	(9.7)	(0.1)	(2.2)

Net cash used in operating activities	(18.8)	(21.3)	(7.2)

Investing activities:
Capital expenditures for plant and equipment	(12.2)	(19.5)	(11.4)
Change in restricted cash	(0.1)	3.2	(3.4)
Cash paid for intangible assets	—	(2.3)	—
Net borrowing (repayment) of intercompany debt	67.8	39.9	22.1

Net cash provided by investing activities	55.5	21.3	7.3

Financing activities:
Repayment of long-term debt	(36.8)	—	—

Net cash used in financing activities	(36.8)	—	—

Increase (decrease) in cash and cash equivalents	(0.1)	—	0.1
Cash and cash equivalents at beginning of year	0.1	0.1	—

Cash and cash equivalents at end of year	$—	$0.1	$0.1

Supplemental cash flow information:
Cash paid for interest	$0.7	$4.3	$7.2
Cash refunded from income taxes	(6.7)	(0.3)	—

Supplemental schedule of non-cash financing activities:

        On September 30, 2002, the Company received a non-cash capital contribution from its parent of $160.0 million in exchange for parent company assumption and effective cancellation of the Senior Notes in the amount of $138.1 million, and unpaid accrued interest of $22.9 million, less the related deferred debt issuance costs of $1.0 million.

Supplemental non-cash investing and financing activities:

See notes to respective financial statements.

NOTES TO RESPECTIVE FINANCIAL STATEMENTS

1.     General

        In these Notes to Respective Financial Statements, the term "the Companies" refers collectively to Huntsman Family Corporation and its subsidiaries ("Family"), JK Holdings and its subsidiaries ("JK Holdings" or "JK"), Huntsman Petrochemical Finance Corporation ("HPFC"), Huntsman International Chemicals Corporation and its subsidiaries ("HICC"), Huntsman Polymers Holding Corporation and its subsidiaries ("HPHC"), and Huntsman Polymers Corporation and its subsidiaries ("Polymers").

        Prior to September 30, 2002, Huntsman LLC ("HLLC") was owned by members of the Huntsman family and by certain affiliated entities, collectively, the "Huntsman Family." On September 30, 2002, HLLC and its subsidiary, Polymers, completed debt for equity exchanges (the "Restructuring"). Pursuant to the Restructuring, the Huntsman Family contributed all of their equity interests in HLLC and its subsidiaries, including minority interests acquired from Consolidated Press Holdings Ltd ("CPH") and the interests described in the second following paragraph, to Huntsman Holdings in exchange for equity interests in Huntsman Holdings. Matlin Patterson Global Opportunities Partners L.P. ("GOP") and CPH exchanged approximately $679 million in principal amount of HLLC's outstanding subordinated notes and Polymers' 11 3/4% senior unsecured notes (the "Huntsman Polymers Notes") they held into equity interests in Huntsman Holdings. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest exchanged for equity, after considering debt issuance costs, was $753 million. Huntsman Holdings now indirectly owns all the equity of HLLC.

        In connection with the Restructuring, the effective cancellation of debt was recorded as a capital contribution by HLLC because GOP and CPH received equity of Huntsman Holdings, HLLC's indirect parent, in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the Restructuring.

        As mentioned above, on September 30, 2002, HLLC effectively acquired the following interests from Huntsman Holdings: (1) the remaining 20% interest in JK Holdings and the remaining 20% interest in Huntsman Surfactants Technology Corporation ("HSTC"), both previously accounted for as consolidated subsidiaries; (2) the remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as an investment in unconsolidated affiliates using equity method of accounting; and (3) the remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HLLC accounted for the acquisition of the minority interests from Huntsman Holdings as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

  Description of Businesses

  Family, JK Holdings, and HPFC

        Family is a holding company 100% owned by HLLC. Family owns 100% of Huntsman Australia Holdings Corporation ("HAHC") and Huntsman Group Holdings Finance Corporation ("HGHFC"). Prior to September 30, 2002, Family also owned 80% of JK Holdings, with the other 20% owned by CPH. On September 30, 2002 HLLC effectively acquired the remaining 20% of JK Holdings and 20% of Huntsman Surfactants Technology Corporation ("HSTC"), a subsidiary of HAHC that was not 100% owned. After September 30, 2002, Family owns 80% of JK Holdings, with the other 20% owned by Family's direct parent, HLLC. JK Holdings is a holding company with two wholly-owned subsidiaries: Huntsman Petrochemical Corporation ("HPC") and HPFC. HPFC provides financing to HPC and obtains financing from HLLC.

  HICC

        HICC is a holding company controlled and indirectly owned by HLLC. HICC and its subsidiaries are engaged in the manufacture and distribution of a wide variety of polystyrene products worldwide. Subsidiaries of HICC also provide services to other affiliated Companies as described in "Note 16—Related Party Transactions" and engage in financing transactions with affiliated Companies as described in "Note 5—Notes Receivable-Affiliates" and "Note 11—Debt."

  HPHC and Polymers

        HPHC is a holding company whose stock is 100% owned by HLLC. HPHC, through its wholly-owned subsidiary, Polymers and its subsidiaries, manufactures products used in a wide variety of industrial and consumer-related applications. Polymers' principal products are polyethylene (including low density polyethylene and linear low density polyethylene), polypropylene, amorphous polyalphaolefin and ethylene (primarily for internal use).

        On September 30, 2002, HLLC and Polymers completed debt for equity exchanges pursuant to an Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002 (the "Restructuring"). See "Note 11—Debt." Pursuant to the Restructuring, the Huntsman family contributed all their equity interests in HLLC and its subsidiaries in exchange for equity interests in a newly established holding company, Huntsman Holdings, LLC ("Huntsman Holdings"). Huntsman Holdings, through its subsidiary, HMP Equity Holdings Corporation ("HMP"), now owns all the equity of HLLC. The Huntsman family continues to have operational and board control of HLLC and HPHC.

  Duplicate Disclosures

        The operating transactions and balances of JK Holdings are included in the consolidated balance sheet, income statement, statement of cash flows and related footnote disclosures of JK Holding's parent, Family. The operating transactions and balances of Polymers are included in the consolidated balance sheet, income statement, statement of cash flows and related footnote disclosure of Polymer's parent, HPHC.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Companies, except HPFC, include the accounts of their majority-owned subsidiaries where the Companies have a controlling financial interest. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

        The Companies generate substantially all of its revenues through sales in the open market and long-term supply agreements. The Companies recognize revenue when it is realized or realizable, and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured, and pricing is fixed or determinable. This occurs at the time shipment is made.

  Cost of Goods Sold

        The Companies classify the costs of manufacturing and distributing its products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

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

  Cash and Cash Equivalents

        The Companies consider cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Companies have a master collection account that receives funds from the various lockboxes maintained by the Companies that are subject to certain restrictive lockbox agreements. Cash held in both the lockboxes and the master collection account is considered as restricted cash in the accompanying consolidated balance sheet.

  Inventories

        Inventories of Family, JK Holdings, and HICC are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out, and average costs methods for different components of inventory. Inventories of HPHC and Polymers are stated at the lower of cost or market, with cost determined using the average cost method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Buildings	15-60 years	15-60 years	NA	15-39 years	10-20 years	10-20 years
Plant and equipment	3-25 years	3-25 years	NA	3-25 years	3-15 years	3-15 years
Transportation equipment	3-7 years	3-7 years	NA	3-7 years	5 years	5 years
Furniture fixtures and leasehold improvements	5-6 years	5-6 years	NA	5-6 years	10-20 years	10-20 years

NA—not applicable

        Prior to January 1, 2003, for Family and JK Holdings (the "JK Companies") approximately $1.3 billion of the total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, the JK Companies changed their method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change encompassed both a change in accounting method and a change in estimate and resulted in a decrease to depreciation expense for the year ended December 31, 2003 by $43.0 million. The change from the group method to the composite method was made in order to reflect more precisely overall depreciation expense based on the lives of individual components rather than overall depreciation expense based on the average lives for large groups of related assets.

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

        Interest expense capitalized as part of plant and equipment was as follows:

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
	In millions
2004	$1.7	$1.7	$—	$—	$0.3	$0.3
2003	1.2	1.2	—	0.2	0.6	0.6
2002	2.6	2.6	—	0.3	0.2	0.2

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Companies exercise significant management influence are accounted for using the equity method.

  Intangible Assets and Goodwill

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Family, and JK Holdings

Patents and technology	5-15 years
Trademarks	15 years
Licenses and other agreements	5-15 years
Other intangibles	5-15 years

HPHC and Polymers

Patents and technology	5-15 years
Licenses and other agreements	5-15 years

  Other Noncurrent Assets

        Other non-current assets consist primarily of deposits, spare parts, notes receivable, process catalysts, employee benefit assets and turnaround costs.

  Carrying Value of Long-Term Assets

        Upon the occurrence of a triggering event, the Companies evaluate the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 18—Restructuring, Plant Closing and Impairment Costs."

  Financial Instruments

        The fair value of the Huntsman Polymers Notes was estimated based on interest rates that are currently available to Huntsman Polymers for issuance of debt with similar terms and remaining maturities. As of December 31, 2003, the fair value of the Huntsman Polymers Notes was $34.4 million. The outstanding Huntsman Polymers Notes were redeemed on January 28, 2004.

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Companies' third party debt based on floating rates approximate fair value. The carrying values of the Companies' intercompany borrowings approximate fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Companies' capital leases are estimated based on interest rates that are currently available to the Companies for issuance of debt with similar forms and remaining maturities. As of December 31, 2004 and 2003, the recorded costs of the Companies' capital leases approximate fair value.

  Minority Interests in Consolidated Subsidiaries

  Family, JK Holdings, and HICC

        The 7.5% cumulative Series A Preferred Stock issued by HPC, which is owned by an affiliate of Family, Huntsman Chemical Company LLC ("HCC"), is shown in the consolidated balance sheet as minority interest. Dividends on preferred shares of $1.9 million for each of the years ended December 31, 2004, 2003 and 2002, are shown in the consolidated statements of operations as a non-operating charge.

  Family

        Minority interest also reflects HLLC's direct or indirect 20% ownership interest of JK Holdings and 20% interest in HSTC, formerly owned by CPH.

Income Taxes

        The Companies use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Companies evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

        The JK Companies and HICC do not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of JK Holdings and Huntsman Family foreign subsidiaries that are deemed to be permanently reinvested were $6.8 million at December 31, 2004. The undistributed earnings of HICC foreign subsidiaries that are deemed to be permanently reinvested were $6.0 million at December 31, 2004. It is not practical to estimate the amount of taxes that might be payable upon such distributions.

        The Companies file consolidated tax returns with HLLC. HLLC, for U.S. federal income tax purposes, is disregarded as a separate entity and is combined with its single member, HMP. Therefore,

the Companies are not separately subject to U.S. federal tax on income, but are taxed in combination with HMP's items of income and expense. Pursuant to Tax Sharing Agreements, the Companies are charged or credited with the amount of income taxes as if the Companies filed separate income tax returns.

Derivatives and Hedging Activities

  Family, JK Holdings, HPFC, HPHC and Polymers

        The Companies have no financial instruments or other contracts that are derivatives.

  HICC

        HICC follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See "Note 19—Environmental Matters."

Asset Retirement Obligations

        In implementing SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003, which requires entities to record the fair value of a liability for an asset retirement obligation and capitalize that cost as part of the cost basis of the related asset, the Companies, except HPFC, have identified, but not recorded asset retirement obligations with indeterminate settlement dates. The retirement obligations cannot be estimated for such assets since the Companies plan to use the assets indefinitely. As asset retirement obligation related to these assets will be recognized when the Companies know such information.

Earnings Per Unit of Membership Interest and Earning Per Share

        Earnings per unit of membership interest and earning per share are not presented because it is not considered meaningful information due to the Companies' ownership by a single equity holder.

Research and Development

        Research and development costs are expensed as incurred.

Foreign Currency Translation

        The accounts of the Companies' subsidiaries outside of the United States consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholder's equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the statements of operations and were not significant for the years ended December 31, 2004, 2003, and 2002.

Reclassifications

        Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Recent Financial Accounting Standards

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. In October 2003, the FASB issued FASB Staff position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Companies' consolidated earnings, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on their consolidated financial statements upon adoption.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43". SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Companies are reviewing SFAS No. 151 to determine the statement's impact on their consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Companies will apply this standard prospectively.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Raw materials and supplies	$40.1	$22.0	$—	$12.3	$19.2	$19.2
Work in progress	—	—	—	0.5	13.5	13.5
Finished goods	168.6	168.6	—	8.6	56.6	56.6

Total	208.7	190.6	—	21.4	89.3	89.3
LIFO reserves	(65.2)	(65.2)	—	(6.8)	—	—

Net	$143.5	$125.4	$—	$14.6	$89.3	$89.3

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Raw materials and supplies	$38.9	$34.4	$—	$8.5	$10.8	$10.8
Work in progress	1.2	—	—	0.3	12.3	12.3
Finished goods	128.6	118.3	—	6.1	45.3	45.3

Total	168.7	152.7	—	14.9	68.4	68.4
LIFO reserves	(21.0)	(21.0)	—	(0.2)	—	—

Net	$147.7	$131.7	$—	$14.7	$68.4	$68.4

        As of December 31, 2004 and 2003, the approximate inventories were recorded using the last-in, first-out cost method ("LIFO") were as follows:

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
December 31, 2004	85.5%	93.6%	—	74.4%	—	—
December 31, 2003	79.3%	87.7%	—	78.0%	—	—

        In the normal course of operations, the Companies exchange raw materials with other Companies for the purpose of reducing transportation costs. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Companies' cost. Net amounts deducted from inventory under open exchange agreements owed by the Companies were as follows:

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
December 31, 2004
Net amount (payable) receivable	$(12.4)	$(12.4)	$—	$—	$6.0	$6.0
Number of pounds	(42,693,978)	(42,693,978)	—	—	31,867,274	31,867,274
December 31, 2003
Net amount (payable) receivable	$(5.2)	$(5.2)	$—	$—	$3.6	$3.6
Number of pounds	(33,140,688)	(33,140,688)	—	—	24,361,346	24,361,346

  Family and JK Holdings

        For the year ended December 31, 2004, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $0.2 million.

        At December 31, 2004 and 2003 the excess of current cost over the stated LIFO value was $65.2 million and $21.0 million, respectively.

  HICC

        At December 31, 2004 and 2003 the excess of current cost over the stated LIFO value was $6.8 million and $.2 million, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Land and improvements	$43.3	$43.3	$—	$1.4	$1.0	$1.0
Buildings	1,093.2	1,050.6	—	100.8	622.4	622.4
Plant and equipment	127.3	127.3	—	0.3	0.1	0.1
Furniture, fixtures and leasehold improvements	11.8	11.8	—	2.4	3.9	3.9
Construction in progress	47.6	43.8	—	0.6	3.8	3.8

Total	1,323.2	1,276.8	—	105.5	631.2	631.2
Less accumulated depreciation	(622.3)	(600.4)	—	(55.4)	(306.1)	(306.1)

Net	$700.9	$676.4	$—	$50.1	$325.1	$325.1

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Land and improvements	$40.6	$40.6	$—	$1.0	$1.0	$1.0
Buildings	49.4	46.4	—	30.5	99.9	99.9
Plant and equipment	1,151.1	1,116.0	—	67.4	501.6	501.6
Furniture, fixtures and leasehold improvements	14.2	14.2	—	2.7	3.9	3.9
Construction in progress	67.3	62.4	—	3.4	13.9	13.9

Total	1,322.6	1,279.6	—	105.0	620.3	620.3
Less accumulated depreciation	(591.5)	(574.0)	—	(51.0)	(274.2)	(274.2)

Net	$731.1	$705.6	$—	$54.0	$346.1	$346.1

  Family and JK Holdings

        Property, plant and equipment includes gross assets acquired under capital leases of $4.9 million at December 31, 2004 and 2003; related amounts included in accumulated depreciation were $1.5 million and $1.0 million at December 31, 2004 and 2003, respectively.

5.     Notes Receivable—Affiliates

  Family

        Notes receivable—affiliate for Family consists of the following:

	December 31, 2004	December 31, 2003
Notes receivable—affiliates:
Huntsman Chemical Company Australia	$8.0	$—
Huntsman Specialty Chemical Holding	37.0	33.2
Huntsman Polymers Holding Corporation	1,245.7	1,115.2
Huntsman Polymers Corporation	535.7	415.1

Total	$1,826.4	$1,563.5

        As of December 31, 2004, Family was owed $1,818.4 million pursuant to the intercompany loans (the "HGHFC Intercompany Notes") made by HGHFC to certain affiliates. The HGHFC Intercompany Notes accrue interest at a rate equal to the weighted average interest rate for borrowing at HLLC (excluding HSCC and HIH and its subsidiaries, as well as for certain credit facilities in HLLC's Australian subsidiaries) plus a margin of 2.5%, (11.3% at December 31, 2004) and are payable upon demand.

        As of December 31, 2004, Family was owed a A$10 million or $8.0 million, pursuant to the intercompany loans made by Huntsman Corp Australia ("HCA") to Huntsman Chemical Company Australia. The HCA intercompany notes accrue interest at a rate of 8.3%.

        Management of Family has represented that Family does not intend to require its note holders to repay the notes before January 1, 2006, accordingly, such amounts have been classified as non-current.

  HPFC

        As of December 31, 2004, HPFC was owed $754.6 million under an intercompany note (the "HPC Intercompany Note") that it maintains with HPC and its subsidiaries, an affiliate. The loan accrues interest at a rate equal to the weighted average interest rate for borrowing of HLLC (excluding HSCC and HIH and its subsidiaries, as well for credit facilities maintained in HLLC's Australian subsidiaries) plus a margin of 2.5%, which was 11.3% as of December 31, 2004 and is payable upon demand. Prior to September 30, 2003, the loans accrued interest at a rate equal to the prime rate plus a margin of between 1.00% and 1.75%. Management of HPFC has represented that HPFC does not intend to require HPC to repay the debt before January 1, 2006; accordingly, such amounts have been classified as non-current.

        The HPC Intercompany Note is pledged as collateral for the LLC senior secured credit facilities (the "HLLC Credit Facilities"). As collateral for its obligations under the HLLC Credit Facilities, LLC has caused to be pledged its 100% ownership interest in HPFC and HPFC is a guarantor of obligations under the HLLC Credit Facilities.

  HICC

        Notes receivable-affiliate for HICC consists of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Notes receivable—affiliates:
Huntsman Chemical Co Australia	$13.3	$—
HCC Intercompany Note	301.9	250.7

Total	$315.2	$250.7

        As of December 31, 2004, HICC was owed $301.9 million pursuant to an intercompany note (the "HCC Intercompany Note") that it maintains with HCC, its parent. The note accrues interest at a rate equal to the weighted average interest rate for borrowing of HLLC (excluding HSCC and HIH and its subsidiaries, as well for credit facilities maintained in HLLC's Australian subsidiaries) plus a margin of 2.5% which was 11.3% as of December 31, 2004. Effective October 1, 2002, HICC changed the interest rate on borrowings under the HCC Intercompany Note from the prime rate plus 2.75%. Management of HICC has represented that HICC does not intend to require HCC to repay the debt before January 1, 2006.

        As of December 31, 2004, HICC was owed A$17.0 million (or $13.3 million) pursuant to an intercompany loan (the "HCPH Intercompany Note") that it maintains with HCPH, a 50% owned unconsolidated subsidiary. The loan accrued interest at 8.0% and is payable on demand.

6.     Investments in Unconsolidated Affiliates and Advances to Unconsolidated Affiliate

  Family and JK Holdings

        The Company's ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

Equity Method:	December 31, 2004	December 31, 2003
Condea-Huntsman GmbH and Co. KG (50%)	$17.5	$13.2
Huntsman Purchasing Limited (70%)	42.6	25.9

Total equity method investments	60.1	39.1

Cost Method:
Gulf Advanced Chemicals Industry Corporation (10%)	2.5	2.5

Total investments	$62.6	$41.6

        The investment in Huntsman Purchasing Limited ("HPL") is carried on the equity method because, although Family exercises significant influence in HPL, the interest is a non-controlling limited partnership interest. The investment in Condea-Huntsman GmbH and Co. KG ("Condea") is carried on the equity method because of significant participation rights granted to the other shareholders.

        The investment in Gulf Advanced Chemicals Industry Corporation is carried on the cost method because Family does not have significant influence.

SUMMARIZED FINANCIAL INFORMATION OF OTHER UNCONSOLIDATED AFFILIATES

        Summarized financial information of Condea and Gulf Advanced Chemical Industry Corp as of December 31, 2004, 2003 and 2002 and for the years then ended is presented below (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Assets	$164.1	$114.3	$118.3
Liabilities	56.2	71.4	58.4
Revenues	82.9	60.4	54.1
Net income	28.4	22.2	20.2
The Company's equity in:
Net assets	$60.1	$39.1	$65.9
Net income	19.4	16.2	13.5

        As of December 31, 2004, Family had advances to an unconsolidated affiliate of $13.0 million. The advance does not bear interest. Management of Family represented that it does not intend to require Condea to repay the advance before January 1, 2006; accordingly, such amounts are classified as long-term in the consolidated balance sheet.

  HICC

        HICC's ownership percentage and investments in unconsolidated affiliates are as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Huntsman Purchasing Limited (4%)	$4.8	$3.8
HCPH Holdings PTY Limited (50%)	—	—

Total	$4.8	$3.8

SUMMARIZED FINANCIAL INFORMATION OF OTHER UNCONSOLIDATED AFFILIATES

        Summarized financial information of HCPH and HPL on a combined basis as of December 31, 2004, 2003 and 2002 and for the years then ended is presented below (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Assets	$228.5	$176.0	$160.2
Liabilities	171.8	136.2	95.6
Revenues	241.8	195.8	157.9
Net income (loss)	17.3	13.4	9.3
The Company's equity in:
Net assets	$4.8	$3.8	$4.8
Net income (loss)	0.9	(0.9)	6.0

HPHC

        HPHC's ownership percentage and investment in unconsolidated affiliates is as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Huntsman Purchasing Limited (15%)	$18.8	$14.3

Total	$18.8	$14.3

SUMMARIZED FINANCIAL INFORMATION OF OTHER UNCONSOLIDATED AFFILIATES

        Summarized financial information of HPL as of December 31, 2004, 2003 and 2002 and for the years then ended is presented below (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Assets	$72.5	$49.4	$75.1
Liabilities	—	—	0.1
Revenues	24.8	21.0	18.0
Net income (loss)	23.1	19.3	15.9
The Company's equity in:
Net assets	$18.8	$14.3	$11.2
Net income (loss)	4.5	3.1	2.7

7.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 31, 2004				December 31, 2003
	Patents, trademarks and technology	Licenses and other agreements	Other intangibles	Total	Patents, trademarks and technology	Licenses and other agreements	Other intangibles	Total
Family
Carrying amount	$56.5	$3.5	$1.3	$61.3	$56.5	$3.5	$2.5	$62.5
Accumulated amortization	(32.4)	(3.5)	(0.7)	(36.6)	(31.7)	(3.2)	(1.7)	(36.6)

Net	$24.1	$—	$0.6	$24.7	$24.8	$0.3	$0.8	$25.9

JK Holdings
Carrying amount	$22.6	$3.5	$1.3	$27.4	$22.6	$3.5	$1.3	$27.4
Accumulated amortization	(18.4)	(3.5)	(0.7)	(22.6)	(17.3)	(3.2)	(0.6)	(21.1)

Net	$4.2	$—	$0.6	$4.8	$5.3	$0.3	$0.7	$6.3

HPHC
Carrying amount	$0.9	$9.6	$—	$10.5	$0.9	$9.5	$—	$10.4
Accumulated amortization	(0.5)	(4.3)		(4.8)	(0.4)	(3.3)	—	(3.7)

Net	$0.4	$5.3	$—	$5.7	$0.5	$6.2	$—	$6.7

Polymers
Carrying amount	$0.9	$9.6	$—	$10.5	$0.9	$9.5	$—	$10.4
Accumulated amortization	(0.5)	(4.3)		(4.8)	(0.4)	(3.3)	—	$(3.7)

Net	$0.4	$5.3	$—	$5.7	$0.5	$6.2	$—	$6.7

        Amortization expense for the Companies was as follows (dollars in millions):

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
2004	$3.2	$1.5	$—	$—	$1.1	$1.1
2003	5.8	2.5	—	—	1.0	1.0
2002	6.4	2.9	—	—	3.0	3.0

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Year ending December 31:
2005	$2.7	$1.3	$—	$—	$0.9	$0.9
2006	2.7	1.3	—	—	0.9	0.9
2007	2.7	1.3	—	—	0.8	0.8
2008	2.7	1.3	—	—	0.8	0.8
2009	2.7	1.3	—	—	0.8	0.8

8.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Capitalized turnaround expense	$29.8	$29.8	$—	$—	$14.0	$14.0
Spare parts inventory	18.4	17.2	—	0.9	21.2	21.2
Catalysts	15.2	15.2	—	—	—	—
Prepaid pension asset	0.4	0.4	—	2.8	—	—
Deposits	5.3	5.3	—	0.5	0.5	0.5
Other noncurrent assets	14.9	14.2	—	0.6	0.3	0.3

Total	$84.0	$82.1	$—	$4.8	$36.0	$36.0

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Capitalized turnaround expense	$27.8	$27.8	$—	$—	$3.3	$3.3
Spare parts inventory	17.8	16.7	—	1.0	20.7	20.7
Catalysts	11.3	11.3	—	—	—	—
Prepaid pension asset	0.4	0.4	—	3.7	1.5	1.5
Deposits	5.6	5.3	—	0.5	0.6	0.6
Other noncurrent assets	6.3	4.7	—	2.1	0.2	0.2

Total	$69.2	$66.2	$—	$7.3	$26.3	$26.3

9.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Payroll, severance and related costs	$37.6	$37.6	$—	$0.8	$4.0	$4.0
Accrued taxes other than income	31.8	31.8	—	0.1	6.2	6.2
Customer rebate accruals	14.5	14.5	—	1.7	6.2	6.2
Restructuring and plant closing costs	7.7	7.7	—	—	3.6	3.6
Environmental accruals	2.0	2.0	—	—	—	—
Other miscellaneous accruals	19.0	14.7	—	14.0	1.4	1.4

Total	$112.6	$108.3	$—	$16.6	$21.4	$21.4

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Payroll, severance and related costs	$33.2	$33.2	$—	$0.4	$1.7	$1.7
Accrued taxes other than income	17.1	17.1	—	0.1	9.4	9.4
Customer rebate accruals	12.2	12.2	—	1.4	4.9	4.9
Insurance accruals	—	—	—	19.7	—	—
Interest accruals	—	—	—	—	0.4	0.4
Environmental accruals	2.9	2.9	—	—	—	—
Other miscellaneous accruals	14.6	9.8	—	0.4	2.6	2.6

Total	$80.0	$75.2	$—	$22.0	$19.0	$19.0

10.   Other noncurrent liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Accrued environmental remediation costs	$5.0	$5.0	$—	$—	$6.4	$6.4
Pension liabilities	26.3	26.3	—	—	6.5	6.5
Accumulated postretirement benefit obligation	39.8	39.8	—	7.3	15.9	15.9
Accumulated minimum pension liability	—	—	—	—	7.9	7.9
Other noncurrent liabilities	34.4	33.3	—	10.1	6.4	6.3

Total	$105.5	$104.4	$—	$17.4	$43.1	$43.0

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Accrued environmental remediation costs	$7.2	$7.2	$—	$—	$6.5	$6.5
Pension liabilities	26.3	26.3	—	—	7.9	7.9
Accumulated postretirement benefit obligation	40.3	40.3	—	7.0	16.2	16.2
Accumulated minimum pension liability	—	—	—	3.4	3.2	3.2
Other noncurrent liabilities	16.7	16.4	—	3.6	4.1	4.1

Total	$90.5	$90.2	$—	$14.0	$37.9	$37.9

11.   Debt

        Long-term debt as of December 31, 2004 and 2003 is as follows (in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Long-term debt:
HAHC credit facilities	$43.2	$—	$—	$—	$—	$—
Capital leases due in installments through 2011, average interest rate of 10.5%	3.9	3.9	—	—	—	—
Term note payable to bank	—	—	—	8.9	—	—
Debt obligation with affiliates:
HLLC	1,938.3	348.1	348.0	258.0	—	—
HGHFC	—	—	—	—	1,781.4	535.7

Total	$1,985.4	$352.0	$348.0	$266.9	$1,781.4	$535.7

Current portion of long-term debt	$3.8	$0.4	$—	$0.7	$—	$—
Long term debt	43.3	3.5	—	8.2	—	—
Long-term debt—affiliate	1,938.3	348.1	348.0	258.0	1,781.4	535.7

Total long term debt	$1,981.6	$351.6	$348.0	$266.2	$1,781.4	$535.7

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Long-term debt:
HAHC credit facilities	$44.5	$—	$—	$—	$—	$—
Capital leases due in installments through 2011, average interest rate of 10.5%	4.3	4.3	—	—	—	—
Term note payable to bank	—	—	—	9.5	—	—
11 3/4% Senior Notes due 2004	—	—	—	—	36.8	36.8
Debt obligation with affiliates:
HLLC	1,893.0	500.9	501.1	206.8	—	—
HGHFC	—	—	—	—	1,530.3	415.0

Total	$1,941.8	$505.2	$501.1	$216.3	$1,567.1	$451.8

Current portion of long-term debt	$44.9	$0.4	$—	$0.6	$36.8	$36.8
Long term debt	3.9	3.9	—	8.9	—	—
Long-term debt—affiliate	1,893.0	500.9	501.1	206.8	1,530.3	415.0

Total long term debt	$1,896.9	$504.8	$501.1	$215.7	$1,530.3	$415.0

  Family Debt

  HCA Credit Facilities

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Family's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million), which include A$42.9 million ($33.4 million) on the term loan facility and A$12.6 million ($9.8 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an

A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($34.2 million) term facility.

        The HCA Facilities are secured by a lien on substantially all the assets of HCA, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to HLLC. As of December 31, 2004, the interest rate on the HCA Facilities was 8.3%.

  HICC Debt

  Headquarters Note

        As of December 31, 2004, HICC had $8.9 million payable to a bank. HICC's term note to a bank is payable in monthly principal installments of $62,500 through December 31, 2006, at which time the balance is due. Interest on the term note is at LIBOR plus 0.75% (3.06% and 2.50% as of December 31, 2004 and 2003, respectively). The note is collateralized by HICC's headquarters building and improvements in Salt Lake City, Utah.

  HPHC Debt

  Polymers Notes

        On January 28, 2004, HPHC and Polymers (the "Polymers Companies") used $37.5 million of net cash proceeds to redeem, in full, the Huntsman Polymers Notes with a principal amount of $36.8 million plus accrued interest. The Huntsman Polymers Notes were unsecured senior obligations of Polymers Companies; they had an original maturity of December 2004.

  Capital Lease

        On March 8, 1997, the Polymers Companies entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Polymers Companies' flexible polyolefins ("FPO") facility at Odessa, Texas. On August 27, 1997, the Capital Lease Agreement was amended and Estherwood Corporation assigned all its rights under the agreement to Huntsman Group Holdings Financing Corporation ("HGHFC"). On December 12, 2001, HGHFC assigned all of its rights under the Capital Lease Agreement to HLLC.

        On September 30, 2002, the maturity date of the Capital Lease Agreement, the Polymers Companies repaid the lease amount plus accrued interest, totaling $71.0 million, to HLLC. The Polymers Companies satisfied this obligation through borrowings from HLLC. Also on the maturity date of the Capital Lease Agreement, the Polymers Companies exercised its option to purchase the FPO facility from HLLC for one dollar.

        The scheduled maturities of long term debt (other than debt due to affiliates) by year as of December 31, 2004 are as follows (dollars in millions):

Year	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
2005	$3.8	$0.4	$—	$0.7	$—	$—
2006	3.8	0.4	—	8.2	—	—
2007	36.9	0.5	—	—	—	—
2008	0.6	0.6	—	—	—	—
2009	0.6	0.6	—	—	—	—
Thereafter	1.4	1.4	—	—	—	—

Total	$47.1	$3.9	$—	$8.9	$—	$—

  Intercompany Borrowings from HLLC

        Family, JK Holdings, HPFC and HICC borrow money from HLLC under the intercompany loan (the "HLLC Intercompany Loan"). The loans accrue interest at a rate equal to the weighted average interest rate for borrowings of HLLC (excluding HSCC and HIH and its subsidiaries, as well as for credit facilities maintained in HLLC's Australian subsidiaries), which was 8.8% and 5.4% as of December 31, 2004 and 2003, respectively, and is payable upon demand. Management of HLLC has represented that HLLC does not intend to require Family, JK Holdings, HPFC, and HICC to repay the debt before January 1, 2006, accordingly, such amounts have been classified as long-term. The HLLC Intercompany Loan is the principal source of financing for Family, JK Holdings, HPFC, and HICC. The HLLC Intercompany Loan is pledged as collateral for the HLLC Credit Facilities. In addition, as collateral for its obligations under the HLLC Credit Facilities, HLLC has caused to be pledged its 100% ownership interest in Family, JK Holdings, HPFC, and HICC and Family, JK Holdings, HPFC, and HICC are guarantors of obligations under the HLLC Credit Facilities.

        Each of Family, JK Holdings, HPFC, and HICC has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty to HLLC's bank lenders (the "Guaranty"). The acceleration by HLLC's bank lenders of the debt under the HLLC Credit Facilities would cause an acceleration of the respective Company's obligations under the HLLC Intercompany Loan.

        During 2003, HLLC, as collateral security for its obligations under its $455.4 million Senior Secured Notes due 2010 ("HLLC Senior Notes"), caused to be pledged its 100% ownership interest in Family, JK Holdings, HPFC, and HICC and Family, JK Holdings, HPFC, HICC, Polymers and HPHC are guarantors of obligations under the HLLC Senior Notes.

  Intercompany Borrowings from Huntsman Group Finance Corporation

        As of December 31, 2004, HPHC and Polymers owed $1,781.4 and 535.7 million, respectively under an intercompany loan (the "HGHFC Intercompany Loan") that it maintains with Huntsman Group Holdings Finance Corporation ("HGHFC"), an affiliate. The loan accrues interest at a rate equal to the weighted average interest rate for borrowing of HLLC (excluding HSCC and HIH and its subsidiaries, as well as for credit facilities maintained in HLLC's Australian subsidiaries) plus a margin of 2.5% which was 8.8% and 5.4% as of December 31, 2004 and 2003, respectively, and is payable upon demand. Prior to September 30, 2002, the loans accrued interest at a rate equal to the prime rate plus a margin of between 1.00% and 1.75%. Management of the HGHFC has represented that HGHFC does not intend to require HPHC and Polymers to repay the debt before January 1, 2006, accordingly, such amounts have been classified as long-term. The HGHFC Intercompany Loan is pledged as collateral for the HLLC Credit Facilities. In addition, as collateral for its obligations under the HLLC Credit Facilities, HLLC has caused to be pledged its 100% ownership interest in HPHC and Polymers and HPHC and Polymers are guarantors of obligations under the HLLC Credit Facilities.

        HPHC has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty of the to HLLC Credit Facilities.

        HLLC, as collateral security for its obligations under the HLLC Senior Notes, caused to be pledged its 100% interest in HPHC, and HPHC is a guarantor of the obligations under the HLLC Senior Notes.

12.   Lease Commitments and Rental Expense

        The Companies have entered into leasing arrangements involving tank car and other facilities. These lease obligations have been classified as operating leases. Rental expense relating to operating leases were as follows, dollars in millions:

Year	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
2004	$18.9	$18.9	$—	$0.3	$7.9	$7.9
2003	11.2	11.2	—	0.5	8.3	8.3
2002	16.8	16.8	—	0.6	7.3	7.3

        As of December 31, 2004, the Companies had estimated minimum commitments for payments of rentals (net of noncancelable sublease rentals) under leases which, at inception, had a noncancelable term of more than one year, as included in the following table (dollars in millions):

Year	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
2005	$12.4	$12.4	$—	$0.2	$5.9	$5.9
2006	10.0	10.0	—	0.2	5.9	5.9
2007	8.2	8.2	—	0.2	5.7	5.7
2008	6.0	6.0	—	0.1	5.7	5.7
2009	4.7	4.7	—	0.1	5.3	5.3
Thereafter	4.5	4.5	—	0.6	13.5	13.5

Total	$45.8	$45.8	$—	$1.4	$42.0	$42.0

  Family and JK Holdings

        Family and JK Holdings have capital leases of $4.9 million for equipment at December 31, 2004 and 2003 related amounts included in accumulated depreciation were $1.5 million and $1.0 million at December 31, 2004 and 2003, respectively.

13.   Income Taxes

        The following is a summary of domestic and international provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income tax expense:
Current
U.S. Federal	$40.2	$23.0	$18.3	$6.7	$—	$—
U.S. State and Local	2.8	1.3	1.6	0.6	—	—
Foreign	0.6	0.6	—	—	—	—
Deferred
U.S. Federal	6.1	7.4	—	(2.5)	—	—
U.S. State and Local	0.5	0.6	—	(0.2)	—	—
Foreign	(1.5)	(1.5)	—	(0.7)	—	—

Total	$48.7	$31.4	$19.9	$3.9	$—	$—

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income tax expense (benefit):
Current
U.S. Federal	$43.7	$6.9	$13.9	$0.7	$0.5	$0.5
U.S. State and Local	3.2	—	1.2	0.1	0.1	0.1
Foreign	0.4	1.0	—	—	—	—
Deferred
U.S. Federal	(32.6)	(11.0)	—	(0.4)	—	—
U.S. State and Local	(2.8)	(1.0)	—	(0.1)	—	—
Foreign	(0.5)	(0.5)	—	(0.4)	—	—

Total	$11.4	$(4.6)	$15.1	$(0.1)	$0.6	$0.6

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income tax expense (benefit):
Current
U.S. Federal	$15.0	$15.0	$13.1	$0.4	$(8.8)	$(8.8)
U.S. State and Local	1.8	1.8	1.1	0.1	(0.8)	(0.8)
Foreign	0.2	0.3	—	—	—	—
Deferred
U.S. Federal	23.8	13.7	—	2.1	—	—
U.S. State and Local	2.1	1.2	—	0.1	—	—
Foreign	—	—	—	—	—	—

Total	$42.9	$32.0	$14.2	$2.7	$(9.6)	$(9.6)

        The effective income tax rate reconciliation is as follows (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income (loss) before income tax and minority interests	$122.9	$58.3	$52.7	$9.1	$(203.9)	$(71.1)

U.S. Federal income taxes at statutory rate of 35%	$43.0	$20.4	$18.4	$3.2	$(71.3)	$(24.9)
Change resulting from:
State taxes net of federal benefit	4.1	2.2	1.5	0.4	(6.1)	(2.1)
Effect of equity method accounting	(3.8)	(3.8)	—	—	—	—
Effect of non-U.S. operations	0.5	(1.6)	—	(0.1)	—	—
Tax authority audits	2.3	2.3	—	—	—	—
Non-deductible expenses and other	(0.5)	6.0	—	—	0.1	1.6
Change in valuation allowance	3.1	5.9	—	0.4	77.3	25.4

Total income tax expense	$48.7	$31.4	$19.9	$3.9	$—	$—

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income (loss) before income tax and minority interests	$44.4	$4.0	$40.2	$6.5	$(138.0)	$(40.7)

U.S. Federal income taxes at statutory rate of 35%	$15.3	$1.4	$14.0	$2.3	$(48.3)	$(14.2)
Change resulting from:
State taxes net of federal benefit	1.3	—	1.1	0.2	(4.1)	(1.2)
Tax authority audits	3.6	3.6	—	—	(0.1)	(0.1)
Other, net	(5.1)	(5.3)	—	(3.4)	1.4	2.3
Effect of non-U.S. operations	(5.8)	(1.2)	—	—	—	—
Effect of equity method accounting	(3.0)	(3.1)	—	0.8	—	—
Change in valuation allowance	5.1	—	—	—	51.7	13.8

Total income tax expense (benefit)	$11.4	$(4.6)	$15.1	$(0.1)	$0.6	$0.6

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Income (loss) before income tax and minority interests	$54.2	$26.0	$37.4	$12.7	$(123.1)	$(23.5)

U.S. Federal income taxes at statutory rate of 35%	$19.0	$9.1	$13.1	$4.4	$(43.1)	$(8.2)
Change resulting from:
State taxes net of federal benefit	1.9	0.5	1.1	0.4	(3.7)	(0.7)
Tax authority audits	25.2	25.2	—	—	(3.0)	(3.0)
Other, net	(4.2)	(0.5)	—	(0.1)	1.6	1.5
Effect of non-U.S. operations	3.5	0.2	—	—	—	—
Effect of equity method accounting	(2.5)	(2.5)	—	(2.0)	—	—
Change in valuation allowance	—	—	—	—	29.2	(8.6)
Cancellation of indebtness income	—	—	—	—	9.4	9.4

Total income tax expense (benefit)	$42.9	$32.0	$14.2	$2.7	$(9.6)	$(9.6)

        The following is a summary of U.S. and non-U.S. net income (loss) before income taxes and minority interest (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
United states	$135.7	$73.1	$52.7	$11.9	$(203.9)	$(71.1)
Foreign	(12.8)	(14.8)	—	(2.8)	—	—

Total	$122.9	$58.3	$52.7	$9.1	$(203.9)	$(71.1)

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
United states	$42.5	$(1.0)	$40.2	$7.6	$(138.0)	$(40.7)
Foreign	1.9	5.0	—	(1.1)	—	—

Total	$44.4	$4.0	$40.2	$6.5	$(138.0)	$(40.7)

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
United states	$48.9	$19.8	$37.4	$13.1	$(123.1)	$(23.5)
Foreign	5.3	6.2	—	(0.4)	—	—

Total	$54.2	$26.0	$37.4	$12.7	$(123.1)	$(23.5)

        Components of deferred income tax assets and liabilities are as follows (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Deferred income tax assets:
Net operating loss carryforwards	$—	$—	$—	$—	$549.4	$292.7
Employee benefits	38.6	38.6	—	1.6	8.8	8.8
Alternative minimum tax carryforward	25.6	25.6	—	—	—	—
Intangible assets	18.8	15.4	—	—	—	—
Other deferred tax assets	11.3	9.0	—	2.7	3.4	3.5

Total	94.3	88.6	—	4.3	561.6	305.0

Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	(179.8)	(179.8)	—	(7.0)	(105.9)	(107.3)
Inventory costing	(20.6)	(20.6)	—	2.7	3.0	3.0
Capitalized turnaround costs	(11.3)	(11.3)	—	—	(5.3)	(5.3)

Total	(211.7)	(211.7)	—	(4.3)	(108.2)	(109.6)

Net deferred tax (liability) asset	$(117.4)	$(123.1)	$—	$—	$453.4	$195.4

Valuation allowance	(8.2)	(6.0)	—	(0.5)	(453.4)	(195.4)

Net deferred tax (liability) asset	$(125.6)	$(129.1)	$—	$(0.5)	$—	$—

Current deferred tax (liability) asset	$(20.6)	$(20.6)	$—	$2.7	$3.4	$1.2
Non-current deferred tax liability	(105.0)	(108.5)	—	(3.2)	(3.4)	(1.2)

Total	$(125.6)	$(129.1)	$—	$(0.5)	$—	$—

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Deferred income tax assets:
Net operating loss carryforwards	$—	$1.9	$—	$—	$466.7	$260.5
Employee benefits	36.8	36.8	—	1.7	8.6	8.6
Alternative minimum tax carryforward	25.6	25.6	—	—	—	—
Intangible assets	22.1	18.0	—	—	—	—
Other deferred tax assets	9.2	4.1	—	1.4	1.7	1.7

Total	93.7	86.4	—	3.1	477.0	270.8

Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	(178.4)	(178.4)	—	(8.0)	(104.2)	(104.2)
Inventory costing	(20.0)	(20.0)	—	1.2	4.5	4.5
Capitalized turnaround costs	(10.6)	(10.6)	—	—	(1.3)	(1.3)

Total	(209.0)	(209.0)	—	(6.8)	(101.0)	(101.0)

Net deferred tax (liability) asset	$(115.3)	$(122.6)	$—	$(3.7)	$376.0	$169.8

Valuation allowance	$(5.1)	$—	$—	$—	$(376.0)	$(169.8)

Net deferred tax liability	$(120.4)	$(122.6)	$—	$(3.7)	$—	$—

Current deferred tax (liability) asset	$(20.0)	$(20.0)	$—	$1.3	$5.3	$5.3
Non-current deferred tax liability	(100.4)	(102.6)	—	(5.0)	(5.3)	(5.3)

Total	$(120.4)	$(122.6)	$—	$(3.7)	$—	$—

        As of December 31, 2004, the Companies have U.S. Federal net operating loss carryforwards ("NOLs") that begin to expire in 2019 and fully expire in 2024. The NOLs are as follows (dollars in millions):

Family	$—
JK Holdings	—
HICC	—
HPFC	—
HPHC	1,446.1
Polymers	770.2

        In accordance with the Huntsman LLC intercompany tax sharing agreement, NOLs were reallocated between subsidiaries during the year ended December 31, 2003. Subsidiaries whose NOLs were increased or decreased received or gave credit from or to the other subsidiaries involved. The changes in NOLs during the year ended December 31, 2003 for those subsidiaries whose financial statements are included in these respective financial statements were as follows:

Amount
Increase (Decrease)
Family	$(15.3)
JK Holdings	(15.3)

        The Companies are subject to the "ownership change" rules of Section 382 of the Internal Revenue Code. Under these rules, the use of the NOLs is limited in tax periods following the date of the ownership change. Based upon the existence of significant "built-in income" income items, the effect of the ownership change rules on the Companies' ability to utilize their NOLs is not anticipated to be material.

        The Companies do not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of JK Holdings and Family foreign subsidiaries that are deemed to be permanently reinvested were $6.8 million at December 31, 2004. The undistributed earnings of HICC foreign subsidiaries that are deemed to be permanently reinvested were $6.0 million at December 31, 2004. It is not practical to estimate the amount of taxes that might be payable upon such distributions.

        Included in the deferred tax assets of HPHC and Polymers at December 31, 2004 is approximately $0.5 million of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized.

14.   Other Comprehensive Income (Loss)

        Other comprehensive income ("OCI") consisted of the following (dollars in millions):

Family

	December 31, 2004		December 31, 2003		December 31, 2002		January 01, 2002
	Accumulated (loss) income	(Loss)	Accumulated (Loss) income	(Loss) income	Accumulated (loss) income	(Loss) income	Accumulated loss
Other comprehensive income of Minority interest	$(1.5)	$(1.1)	$(0.4)	$(1.4)	$1.0	$0.2	$0.8
Other comprehensive income of unconsolidated affiliates	0.8	(1.0)	1.8	1.8	—	—	—
Foreign currency translation adjustments	5.1	3.8	1.3	7.5	(6.2)	(0.7)	(5.5)

Total	$4.4	$1.7	$2.7	$7.9	$(5.2)	$(0.5)	$(4.7)

JK Holdings

	December 31, 2004		December 31, 2003		December 31, 2002		January 01, 2002
	Accumulated loss	Loss	Accumulated Income	Income	Accumulated loss	Income	Accumulated loss
Other comprehensive income of unconsolidated affiliates	$0.8	$(1.0)	$1.8	$1.8	$—	$—	$—
Foreign currency translation adjustments	5.5	3.5	2.0	7.2	(5.2)	(1.2)	(4.0)

Total	$6.3	$2.5	$3.8	$9.0	$(5.2)	$(1.2)	$(4.0)

        There have been no income tax effects of entries to other comprehensive income (loss).

HICC

	December 31, 2004		December 31, 2003		December 31, 2002		January 1, 2002
	Accumulated loss	Income (loss)	Accumulated loss	Income (loss)	Accumulated loss	Income (loss)	Accumulated loss
Foreign currency translation adjustments, net of tax $0.6, $0.7, and $0.5 million as of December 31, 2004, 2003, and 2002, respectively	$3.3	$0.4	$2.9	$4.1	$(1.2)	$0.6	$(1.8)
Unrealized loss on derivative instruments	(0.5)	0.5	(1.0)	0.5	(1.5)	(0.7)	(0.8)
Minimum pension liability	(8.2)	(5.8)	(2.4)	(2.4)	—	—	—
Foreign currency translation adjustments of investment in unconsolidated affiliate	(6.2)	—	(6.2)	—	(6.2)	(3.4)	(2.8)

Total	$(11.6)	$(4.9)	$(6.7)	$2.2	$(8.9)	$(3.5)	$(5.4)

HPHC and Polymers

	December 31, 2004		December 31, 2003		December 31, 2002		January 1, 2002
	Accumulated loss	Income (loss)	Accumulated loss	Income (loss)	Accumulated loss	Income (loss)	Accumulated loss
Minimum pension liability	$(7.9)	$(6.2)	$(1.7)	$(0.5)	$(1.2)	$(1.2)	$—

Total	$(7.9)	$(6.2)	$(1.7)	$(0.5)	$(1.2)	$(1.2)	$—

        There have been on income tax effects of entries to other comprehensive loss.

15.   Employee Benefit Plans

  Salary Deferral Plan

        Employees of the Companies participate in the Huntsman Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, employees may contribute annually between 1% and 15% of pay up to the IRS pre-tax contribution limit $12,000 for 2004 to the Savings Plan. The Companies contributes an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation. Employee contributions and company matching contributions are fully vested.

  •
  For 2004, 2003 and 2002, Family and JK Holdings match to the Savings Plan equaled approximately $2.4 million, $2.4 million and $2.3 million, respectively.

  •
  For 2004, 2003 and 2002, the HICC match to the Savings Plan equaled approximately $0.1 million each year.

  •
  For 2004, 2003 and 2002, HPHC and Polymers match to the Savings Plan equaled approximately $0.6 million, each year.

  Money Purchase Plan

        The Companies have a money purchase pension plan covering substantially all of its domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        The Companies' contributions to the Money Purchase Plan are fully vested.

  •
  For 2004, 2003 and 2002 Family, JK Holdings and HPC contributions to the Money Purchase Plan equaled approximately $7.6 million, $7.5 million and $6.8 million, respectively.

  •
  For 2004, 2003 and 2002, the HICC contributions to the Money Purchase Plan equaled approximately $0.2 million each year.

  •
  For 2004, 2003 and 2002, the HPHC and Polymers contributions to the Money Purchase Plan equaled approximately $0.9 million, $0.4 million and $0.2 million, respectively.

Pension and Retirement Plans

        The Companies' employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Companies. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

        Plan assets are held in a master trust. Plan assets are stated at fair value and are comprised primarily of corporate debt, equity securities, and government securities held either directly or in commingled and mutual funds. HLLC's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

        Benefits provided under the Plan are based on years of service and final average earnings offset by estimated Social Security benefits.

        Amounts recognized in the respective balance sheets are as follows (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Accrued benefit cost recognized in other noncurrent liabilities	$(47.8)	$(47.8)	$—	$—	$(5.5)	$(5.5)
Accumulated other comprehensive loss	—	—	—	8.2	(7.9)	(7.9)

Accrued benefit cost	$(47.8)	$(47.8)	$—	$8.2	$(13.4)	$(13.4)

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Accrued benefit cost recognized in other noncurrent liabilities	$(46.1)	$(46.1)	$—	$—	$(8.2)	$(8.2)
Other noncurrent assets	—	—	—	3.7	1.5	1.5
Accumulated other comprehensive loss	—	—	—	2.4	1.7	1.7

Accrued benefit cost	$(46.1)	$(46.1)	$—	$6.1	$(5.0)	$(5.0)

        The amounts recognized in the balance sheet represent the Companies' allocated share of the Plan's overall pension liability. Customary disclosures including a reconciliation of the projected benefits obligation to the balance sheet liability and the disclosure of component of net pension expense are not possible or meaningful under these circumstances.

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Net pension cost	$14.9	$14.9	$—	$0.5	$3.6	$3.6
Discount rate	6.00%	6.00%	—	6.00%	6.00%	6.00%
Salary progression rate	4.00%	4.00%	—	4.00%	4.00%	4.00%
Weighted average rate of return	8.25%	8.25%	—	8.25%	8.25%	8.25%
	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Net pension cost	$12.2	$12.2	$—	$0.3	$2.0	$2.0
Discount rate	6.75%	6.75%	—	6.75%	6.75%	6.75%
Salary progression rate	4.00%	4.00%	—	4.00%	4.00%	4.00%
Weighted average rate of return	8.25%	8.25%	—	8.25%	8.25%	8.25%
	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Net pension cost	$9.8	$9.8	$—	$0.2	$1.9	$1.9
Discount rate	6.75%	6.75%	—	6.75%	6.75%	6.75%
Salary progression rate	4.00%	4.00%	—	4.00%	4.00%	4.00%
Weighted average rate of return	8.25%	8.25%	—	8.25%	8.25%	8.25%

  Postretirement Benefits Other than Pensions

        The Companies, excluding HSCC sponsor postretirement benefits other than the pension plans, such as health care and medical benefits. The Companies reimburse retirees for these benefits but does not provide any additional funding for the postretirement benefits.

        Net postretirement benefit expense consists of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Service cost	$1.5	$1.5	$—	$0.2	$0.5	$0.5
Interest cost	4.1	4.1	—	0.7	1.1	1.1
Net amortization and deferral	0.6	0.6	—	0.3	0.3	0.3

Net postretirement benefit expense	$6.2	$6.2	$—	$1.2	$1.9	$1.9

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Service cost	$1.8	$1.8	$—	0.2	$0.5	$0.5
Interest cost	5.0	5.0	—	0.7	1.2	1.2
Net amortization and deferral	1.0	1.0	—	0.2	0.6	0.6

Net postretirement benefit expense	$7.8	$7.8	$—	$1.1	$2.3	$2.3

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Service cost	$1.6	$1.6	$—	$0.2	$0.5	$0.5
Interest cost	4.6	4.6	—	0.8	1.3	1.3
Net amortization and deferral	0.7	0.7	—	0.2	0.6	0.6

Net postretirement benefit expense	$6.9	$6.9	$—	$1.2	$2.4	$2.4

        The following table sets forth the funded status of the postretirement benefits as of December 31, 2004 and 2003 (dollars in millions):

  Change in Accumulated Postretirement Benefit Obligation

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Net benefit obligation at January 1	$80.6	$80.6	$—	$13.1	$18.9	$18.9
Service cost	1.5	1.5	—	0.2	0.5	0.5
Interest cost	4.1	4.1	—	0.7	1.0	1.0
Actuarial (gain) loss	(10.7)	(10.7)	—	(1.8)	(1.1)	(1.1)
Benefits payments (net of employee contributions)	(6.2)	(6.2)	—	(0.7)	(1.7)	(1.7)

Net benefit obligation at December 31	$69.3	$69.3	$—	$11.5	$17.6	$17.6

Plan assets	$—	$—	$—	$—	$—	$—

Funded Status
Funded status at December 31	$69.3	$69.3	$—	$11.5	$17.6	$17.6
Unrecognized net actuarial loss	(29.5)	(29.5)		(4.2)	(1.7)	(1.7)

Balance sheet liability	$39.8	$39.8	$—	$7.3	$15.9	$15.9

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Net benefit obligation at January 1	$71.2	$71.2	$—	$11.7	$19.7	$19.7
Service cost	1.8	1.8	—	0.2	0.5	0.5
Interest cost	5.0	5.0	—	0.7	1.2	1.2
Actuarial (gain) loss	7.8	7.8	—	0.8	(1.1)	(1.1)
Benefits payments (net of employee contributions)	(5.2)	(5.2)	—	(0.2)	(1.4)	(1.4)

Net benefit obligation at December 31	$80.6	$80.6	$—	$13.2	$18.9	$18.9

Plan assets	$—	$—	$—	$—	$—	$—

Funded Status
Funded status at December 31	$80.6	$80.6	$—	$13.1	$18.9	$18.9
Unrecognized net actuarial loss	(40.3)	(40.3)	—	(6.1)	(2.7)	(2.7)

Balance sheet liability	$40.3	$40.3	$—	$7.0	$16.2	$16.2

        In 2004 and 2003, in determining the value of postretirement benefit obligations, discount rates of 6.00%, each year, were used; the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 10.0% in 2004 and 2003, descending to 5.0% in 2007 and thereafter.

        The effects of a one percentage-point increase or decrease in the assumed health care cost trend rate for each year would be as follows:

	Family	JK Holdings	HICC	HPFC	HPHC	Polymers
Effect of an increase:
Increase in net benefit obligations at December 31, 2004	$6.1	$6.1	$—	$1.3	$1.8	$1.8
Increase in service and interest cost component for the year ended December 31, 2004	0.6	0.6	—	0.1	0.2	0.2
Effect of an increase:
Decrease in net benefit obligations at December 31, 2004	$(4.8)	$(4.8)	$—	$(1.1)	$(1.5)	$(1.5)
Decrease in service and interest cost component for the year ended December 31, 2004	(0.5)	(0.5)	—	(0.1)	(0.2)	(0.2)

16.   Related Party Transactions

        The Companies are charged for administrative services provided by HLLC and for the use of certain corporate aircraft by Airstar Corporation, an affiliate. Both of these charges are included in the "Management charges and allocated cost—affiliate" in the consolidated statement of operations.

        The Companies recorded royalty charges and a patronage dividend from Huntsman Group Intellectual Property Holdings Corporation ("HGIPHC"), an affiliated company. The Companies recorded purchasing fee expense and equity investment income from HPL, an affiliated company. The royalty expense, dividend income and purchasing fees are included in "Other expense" in the respective statements of operations.

        These charges were as follows:

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Administrative services	$27.3	$25.6	$—	$1.7	$7.5	$—
Use of plane	3.2	3.0	—	0.2	1.0	—
Royalty charges	15.7	15.7	—	1.2	—	—
Patronage dividend	(10.1)	(10.1)	—	(0.8)	—	—
Purchasing fee	18.0	18.0	—	1.0	4.8	4.8
Equity investment	(16.8)	(16.8)	—	(0.9)	(4.5)	—

	$37.3	$35.4	$—	$2.4	$8.8	$4.8

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Administrative services	$22.4	$21.0	$—	$1.4	$4.1	$—
Use of plane	3.2	3.0	—	0.2	0.6	—
Royalty charges	12.6	12.6	—	0.9	—	—
Patronage dividend	(8.0)	(8.0)	—	(0.6)	0.3	—
Purchasing fee	15.6	15.6	—	1.1	3.3	—
Equity investment	(14.3)	(14.3)	—	(1.1)	(3.1)	—

	$31.5	$29.9	$—	$1.9	$5.2	$—

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Administrative services	$37.2	$31.4	$—	$2.5	$21.0	$—
Use of plane	2.6	2.5	—	0.3	1.0	—
Royalty charges	10.4	10.4	—	0.8	—	—
Patronage dividend	(6.6)	(6.6)	—	(0.5)	—	—
Purchasing fee	13.9	13.9	—	0.8	2.3	—
Equity investment	(12.2)	(12.2)	—	(0.7)	(2.0)	—

	$45.3	$39.4	$—	$3.2	$22.3	$—

  Family and JK Holdings

        In accordance with various service and toll agreements, Family and JK Holdings provide management, operating, maintenance, toll conversion and other services to Huntsman International LLC ("HI"). In connection with those agreements, Family and JK Holdings received $42.3 million $45.6 million, and $39.4 million of fees and expense reimbursements from HI in connection with those service agreements during 2004, 2003 and 2002, respectively. Family and JK Holdings also provide management and other services to Polymers. Family and JK Holdings received $3.7 million, $4.0 million and $3.8 million of fees and expenses reimbursed from Polymers during 2004, 2003 and 2002, respectively.

  HPHC and Polymers

        Through December 31, 2002, Polymers' sales of polyethylene, polypropylene and APAO were made to HLLC. These products were sold at market prices with payment terms of net thirty days from end of month. This arrangement was terminated effective December 31, 2002, and these sales are now made directly to customers by Polymers.

  Companies Combined

        Trade sales and services between the Companies and their related parties were based on prices that are generally representative of the market. These transactions consist primarily of ethylene and propylene sales. A summary of these transactions between the Companies and other related parties as of December 31, 2004, 2003 and 2002 is as follows (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Trade accounts receivable from:
Huntsman LLC and subsidiaries	$5.8	$5.9	$—	$—	$0.8	$0.8
Huntsman International LLC and subsidiaries	30.7	30.7	—	—	—	—
Other related parties	0.5	0.5	—	—	—	—
Other receivables from:
Huntsman LLC and subsidiaries	2.8	1.2	—	10.2	4.9	4.9
Huntsman International LLC and subsidiaries	25.5	24.2	—	—	—	—
Huntsman Advanced Materials and subsidiaries	0.3	0.3	—	—	—	—
Trade accounts payable to:
Huntsman LLC and subsidiaries	5.2	5.6	—	—	—	—
Huntsman International LLC and subsidiaries	28.3	27.7	—	—	—	—
Miscellaneous accounts payable to:
Huntsman LLC and subsidiaries	228.2	132.7	91.9	—	24.3	19.0
Sales to:
Huntsman LLC and subsidiaries	33.5	33.5	—	—	25.0	25.0
Huntsman International LLC and subsidiaries	186.1	184.0	—	—	18.1	18.1
Huntsman Advanced Materials and subsidiaries	0.3	0.3
Other related parties	3.1	2.0	—	—	—	—
Other sales to:
Huntsman International LLC and subsidiaries	21.5	21.5	—	—	—	—
Product purchases from:
Huntsman LLC and subsidiaries	—	—	—	—	10.7	10.7
Huntsman International LLC and subsidiaries	138.4	138.4	—	—	—	—
Interest charged on intercompany borrowings:
Huntsman LLC and subsidiaries	127.0	35.5	35.3	20.2	181.6	52.8
Interest earned on notes receivable affiliates:
Huntsman LLC and subsidiaries	149.9	—	88.0	31.2	—	—

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Trade accounts receivable from:
Huntsman LLC and subsidiaries	$4.6	$4.7	$—	$4.3	$1.3	$1.3
Huntsman International LLC and subsidiaries	25.1	24.8	—	—	1.3	1.3
Other related parties	0.5	0.5	—	—	—	—
Other receivables from:
Huntsman LLC and subsidiaries	58.9	76.5	—	20.4	—	—
Huntsman International LLC and subsidiaries	20.9	20.9	—	—	—	—
Huntsman Advanced Materials and subsidiaries	0.1	0.1	—	—	—	—
Other related parties	0.9	0.9	—	—	—	—
Trade accounts payable to:
Huntsman LLC and subsidiaries	0.9	0.9	—	1.8	1.8	1.8
Huntsman International LLC and subsidiaries	15.3	15.3	—	—	—	—
Miscellaneous accounts payable to:
Huntsman LLC and subsidiaries	99.0	19.2	—	0.8	7.8	9.3
Sales to:
Huntsman LLC and subsidiaries	50.1	51.1	—	0.5	14.3	14.3
Huntsman International LLC and subsidiaries	177.8	177.1	—	—	13.9	13.9
Other related parties	3.3	3.3	—	—	—	—
Other sales to:
Huntsman International LLC and subsidiaries	10.6	10.6	—	—	—	—
Product purchases from:
Huntsman LLC and subsidiaries	13.4	13.7	—	11.6	7.7	7.7
Huntsman International LLC and subsidiaries	72.4	72.4	—	—	—	—
Interest charged on intercompany borrowings:
Huntsman LLC and subsidiaries	84.9	30.9	—	12.8	127.0	34.7
Interest earned on notes receivable affiliates:
Huntsman LLC and subsidiaries	129.8	—	—	—	—	—

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Sales to:
Huntsman LLC and subsidiaries	$38.7	$39.7	$—	$—	$347.7	$347.7
Huntsman International LLC and subsidiaries	155.0	153.9	—	—	7.1	7.1
Other related parties	3.6	3.6	—	—	—	—
Product purchases from:
Huntsman LLC and subsidiaries	10.3	10.3	—	9.0	5.0	5.0
Huntsman International LLC and subsidiaries	54.1	54.1	—	—	—	—
Interest charged on intercompany borrowings:
Huntsman LLC and subsidiaries	73.6	30.3	—	24.4	104.6	19.4
Interest earned on notes receivable affiliates:
Huntsman LLC and subsidiaries	107.9	—	—	—	—	—
Non cash capital contribution from parent	—	—	—	—	160.0	160.0

17.   Commitments and Contingencies

  Commitments

        The Companies, except HPFC have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shut down of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. The Companies, except HPFC and HICC, have also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. The following is a summary of contracts which require minimum provisions.

	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Approximate annual amount	$13	$13	$—	$—	$1	$1
Through the year ended December 31,	2006	2006	—	—	2006	2006
Decreasing to approximately	$8	$8	$—	$—	$1	$1
Through the year ended December 31,	2015	2015	—	—	2013	2013

        Historically the Companies have not made any minimum payments under these contracts.

  Contingencies

Family and JK Holdings

        The JK Companies are party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including the JK Companies subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, the companies do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by the companies, and each such claim represents a plaintiff who is pursuing a claim against the JK Companies.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

        The JK Companies believe that they have valid defenses to these claims and, to the extent that they are not able to otherwise reach an appropriate resolution of these claims, they intend to defend them vigorously.

        In addition, the JK Companies have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to the JK Companies' ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify the JK Companies against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, the JK Companies tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In the JK Companies' ten-year experience with tendering these cases, they have not made any payment with respect to any tendered asbestos cases. The JK Companies believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although there can be no assurance that they will continue to do so or that the companies will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that the companies have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

        The JK Companies have never made any payments with respect to these cases. As of December 31, 2004, the JK Companies had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to their indemnity protection with respect to these cases. There can be no assurance that the JK Companies' liability will not exceed their accruals or that their liability associated with these cases would not be material to their financial condition, results of operations or liquidity.

HPHC and Polymers

        The Polymers Companies have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by the companies.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

        The Polymers Companies paid gross settlement costs for these cases of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, the Polymers Companies had accrued reserves of $0.9 million relating to three of these 31 cases. There can be no assurance that the Polymers Companies' liability will not exceed their accruals or that their liability associated with these cases would not be material to their financial condition, results of operations or liquidity.

18.   Restructuring and Plant Closing Costs

Family and JK Holdings

2004 Restructuring Activities

        During 2004, the Company announced the closure of its Guelph, Ontario, Canada manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to the Company's other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Company also announced the closure of its maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and $0.8 million in charges payable in cash. During 2004, the Company announced the closure of its technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $1.0 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Company made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

2003 Restructuring Activities

        During 2003, the 2001 restructuring reserve was reduced by $2.4 million and payments of $2.5 million were made related to 2001 restructuring activities.

2002 Restructuring Activities

        During 2002, Family, JK Holdings and HPC announced that they would be closing certain units at its Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, Family, JK Holdings and HPC recorded accrued severance and shutdown costs of $4.3 million, substantially all of which had been paid at December 31, 2002.

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total
Accrued liabilities as of December 31, 2001	$32.4	$0.7	$2.1	$—	$35.2
Charges for 2002 activities	1.6	2.4	—	—	4.0
Payments for 2001 activities(2)	(28.5)	—	(1.7)	—	(30.2)
Payments for 2002 activities(2)	(1.6)	(2.4)	—	—	(4.0)

Accrued liabilities as of December 31, 2002	3.9	0.7	0.4	—	5.0
Charges for 2001 activities	(2.1)	(0.1)	(0.2)	—	(2.4)
Payments for 2001 activities(2)	(1.9)	(0.4)	(0.2)	—	(2.5)

Accrued liabilities as of December 31, 2003	(0.1)	0.2	—	—	0.1
Charges for 2004 activities(1)	8.3	—	—	0.4	8.7
Payments for 2004 activities	(0.5)	(0.2)	—	(1.1)	(1.8)
Foreign currency effect on reserve balance	0.7	—	—	—	0.7

Accrued liabilities as of December 31, 2004	$8.4	$0.0	$—	$(0.7)	$7.7

(1)
Does not include non-cash charges of $16.2 million for asset impairments.

(2)
Includes impact of foreign currency translation.

HICC

        During 2004 and 2003, HICC incurred restructuring and plant closing charges of $0.2 million in cash charges and $0.9 million in non-cash charges, respectively, related to various cost reduction efforts. During 2002, $0.3 million of restructuring charges recorded in 2001 were reversed at the completion of 2001 restructuring activities.

HPHC and Polymers

2004 Restructuring Activities

        During 2004, the Polymers segment announced additional restructuring activities at its Odessa, Texas and Mansonville, Quebec, Canada facilities and recorded a restructuring charge of $8.1 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $6.0 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, the Polymers segment made cash payments of $4.5 million related to restructuring activities. The Polymers segment reserve totaled $3.6 million as of December 31, 2004.

2003 Restructuring Activities

        During 2003, the Company reversed $0.2 million of restructuring charges from prior years and made cash payments of $2.7 million.

2002 Restructuring Activities

        During 2001, the Company initiated a restructuring plan to close certain manufacturing units and eliminate sales and administrative positions at its Odessa, Texas facility. During 2002, the company reversed $5.4 million of restructuring charges and made cash payments of $14.6 million related to these restructuring activities.

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total
Accrued liabilities as of December 31, 2001	$11.8	$—	$4.7	$6.4	$22.9
Charges for 2001 activities	—	1.0	(4.7)	(1.7)	(5.4)
Payments for 2001 activities	(11.6)	(1.0)	—	(2.0)	(14.6)

Accrued liabilities as of December 31, 2002	0.2	—	—	2.7	2.9
Charges for 2001 activities	(0.2)	—	—	—	(0.2)
Payments for 2001 activities	—	—	—	(2.7)	(2.7)
Accrued liabilities as of December 31, 2003	—	—	—	—	—
Charges for 2003 activities	0.6	—	—	—	0.6
Charges for 2004 activities	5.3	0.3	—	1.9	7.5
Payments for 2004 activities	(2.3)	(0.3)	—	(1.9)	(4.5)

Accrued liabilities as of December 31, 2004	$3.6	$—	$—	$—	$3.6

19.   Environmental Matters

  General

        The Companies, except HPFC, are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Companies, except HPFC, are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, the Companies' production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Companies' operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

  Environmental, Health and Safety Systems

        The Companies are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and the Companies have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to its operations, enhance compliance with applicable legal requirements, ensure the safety of its employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist the Companies in its compliance goals while also fostering efficiency and improvement and minimizing overall risk to the Companies.

  Enforcement and Legal Proceedings

        On occasion, the Companies receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, the Companies are aware of the individual matters set out below, which they believe to be the most significant presently pending matters and unasserted claims. Although the Companies may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and its past experience, the Companies believe that the ultimate resolution of these matters will not have a material impact on its results of operations, financial position or liquidity.

  Family and JK Holdings

        In May 2003, the State of Texas settled an air enforcement case with the JK Companies relating to its Port Arthur plant. Under the settlement, the JK Companies are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, the JK Companies have paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. The JK Companies do not anticipate that this settlement will have a material adverse effect on its results of operations, financial position or liquidity.

        On October 1, 2003, the EPA sent the JK Companies an information request under Section 114 of the Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur plant for the period from August 1999 to August 2003. Four other third-party owned plants located in Port Arthur also received similar requests. The JK Companies have responded and are awaiting further communication from the EPA. Whether this request will result in an enforcement action being initiated against the Companies is unknown at this time.

        On December 11, 2002, the U.S. Fifth Circuit Court of Appeals reversed approval by the EPA of the Beaumont-Port Arthur ("BPA") State Implementation Plan thereby forcing the EPA to revise the attainment status of BPA. This change will likely require additional controls and/or work practices to meet the yet undefined regulatory requirements for nitrogen oxide and volatile organic compounds. The JK Companies cannot predict the outcome of the EPA assessment but believes that additional capital will be required above the existing operating plans of its plants in Port Arthur and Port Neches, Texas, will not be material.

        On June 27, 2003, the JK Companies received a Notice of Enforcement from the TCEQ with respect to its aromatics and olefins plant in Port Arthur, Texas for alleged violations identified by the agency during an April 2003 air quality inspection. No penalty demand has yet been made by the TCEQ, although a penalty is possible.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including the JK Companies. The lawsuit alleges that the refineries and chemical plants discharge chemicals that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for heath impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        The Star Lake Canal Superfund site, situated adjacent to the JK Companies' Jefferson County Operations—Oxides and Olefins Plant in Port Neches, Texas, is partially on the JK Companies' property. This canal has served as a discharge point for manufacturing facilities now owned by the JK Companies, as well as several other local chemical manufacturing plants. The JK Companies and predecessor JK Companies are Potentially Responsible Parties under Superfund. The JK Companies are of the view that, as regards its potential liability, all or most of it is subject to a right of indemnification from Texaco. Moreover, JK Companies' various facilities have made wastewater effluent discharges consistent with a federal discharge permit during the period the JK Companies have operated such facilities. Thus, the JK Companies believe that most if not all of its discharges fall within the federally-permitted-release exemption to Superfund.

        The JK Companies have certain actual or potential liabilities related to alleged contamination of soil or groundwater at sites where industrial operations were contamination of soil or groundwater at sites where industrial operations were carried on in the past or waste disposal occurred. Contamination that was extent at the time of purchasing Texaco chemical company in 1994, and the Propylene Oxide/Methyl Tertiary Butyl Ether plant in 1997, are the subject of comprehensive indemnities from Texaco Inc.

  HICC

        In 2000, the Illinois Environmental Protection Agency ("IEPA") conducted an investigation of HICC's plant site in Peru, Illinois, to determine the extent of soil and groundwater contamination caused by operations of a zinc smelter formerly located on the site. The IEPA evaluated soil from areas at the facility that are not paved. Some areas of the facility recorded levels of lead in the soil ranging from 1,000 to 8,000 parts per million. Reports generated by the IEPA will be sent to the U. S. Environmental Protection Agency ("EPA") for evaluation as to whether the site should be scored for inclusion on the Superfund National Priorities List. No additional public action has been taken to date by IEPA or EPA. There is no indication at this time what the cost of future remediation (if any) will be.

        NOVA Chemicals purchased the HICC operations located in Belpre, Ohio in 1998, which HICC had purchased from Shell Chemical Company in 1983. For several years, Shell has been addressing an administrative order issued by the EPA under the authority of RCRA, covering both the property owned and operated by Shell and the adjacent property underlying the current NOVA plant. The order alleges site-wide contamination that must be addressed. Shell has given notice of a probable claim against HICC for costs associated with the investigation and clean up. The Company has reviewed historical records and believes that the alleged contamination may have been present, and known to Shell, prior to its purchase. Resolution of the matter is still pending. No lawsuit has been filed and HICC's liability, if any, has not been determined.

  HPHC and Polymers

        By letter dated February 27, 2004, the U.S. Forest Service provided notice to the Polymers Company that it is considered to be a potentially responsible party under the federal Superfund law for the release of hazardous substances at the North Maybe Mine. The North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of the Polymers Companies' predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, the Polymers Company received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which the Polymers Company did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. The Polymers Company does not currently have sufficient information to estimate actual remediation costs or its actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

        By letter of March 8, 2004, Kraft Foods Inc. ("Kraft") notified the Polymers Companies that "Rexene Polyolefins, a Division of Dart Industries, Inc." had been included among about 90 corporate defendants in a private lawsuit seeking damages from former users of the Malone Services hazardous waste disposal facility in Texas City, Texas. The plaintiffs are the current owners of the site; they purchased the site out of bankruptcy in 1999 to operate it as a hazardous waste site. They complain that they are now unable to do so because it has been declared a Superfund site. Kraft is the successor in interest to Dart Industries, Inc. ("Dart"). Dart was a joint venturer with El Paso Products Company in Rexene Polyolefins ("Rexene") which, for a period of years, operated a plant in Bayport, Texas. That plant was sold to Lyondell Chemical Company in 1990. From a preliminary review of EPA records, Kraft indicates that Rexene shipped waste to the Malone Services site from September 1976 to November 1980; EPA estimates Rexene's volumetric percentage for waste shipped to the site as 0.37893%. Kraft is seeking a joint cost-sharing arrangement with the Polymers Companies regarding this case. The Polymers Companies already have a 50/50 cost-sharing arrangement with Kraft regarding the Turtle Bayou Superfund site. Waste shipped prior to August 31, 1979, is potentially subject to a 50/50 arrangement with Kraft. The Polymers Companies are evaluating the documentary evidence and will respond to Kraft's letter in due course. It is currently unclear what the potential liability for the Polymers Companies might be in this matter.

        In addition, the Polymers Companies have been notified by third parties of claims against the Polymers Companies or its subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites), Fort Gratiot Sanitary Landfill near Marysville, Michigan (an off-site disposal location), Star Lake Superfund Site, Texas (located near the Port Neches facility) and the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged OCB-handling site). With respect to the first five matters, which are under investigation, the Polymers Companies are unable to determine whether such liabilities may be material to the Polymers Companies because the Polymers Companies do not have information sufficient to evaluate these claims. With respect to the final four matters, based on current information and their past experience, the Polymers Companies do not believe such matters will have a material adverse effect on the Polymers Companies.

        As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions were filed. Four of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of the Polymers Companies' contractors and design engineers, one of whom has sought indemnity against the Polymers Companies. The only other remaining filed case involves a total of approximately 187 claimants. Although counsel to the Polymers Companies believes that it has strong defenses to the remaining suit, it is too early to predict the outcome of such litigation

        As a result of a third-party environmental audit of the Polymers Companies' Odessa operations starting in November 2000, the Polymers Companies voluntarily disclosed to the EPA and the TCEQ certain potential violations of environmental law. EPA and the TCEQ have evaluated those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. TCEQ has indicated to the Polymers Companies that it has closed its file on the disclosures without imposing a penalty. The EPA has recently proposed a penalty of $5,014 but has indicated that it would accept an appropriate supplemental environmental project in lieu of such penalty. Discussions with the EPA are ongoing.

        As a result of an inspection of the Odessa facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice. On June 4, 2003, the threatened action was settled in consideration of payment by the Polymers Companies of civil penalties of $475,000.

        In addition, the Polymers Companies have been named as a "premises defendant" in a number of asbestos exposure lawsuits. Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," the Polymers Companies generally have indemnity protection from the prior owner or operator. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts must be learned through discovery. Among the cases currently pending against us for which a prior owner has not accepted defense under our indemnity agreements, the Polymers Companies are aware of three claims of mesothelioma. The Polymers Companies do not have sufficient information at the present time to estimate any liability in these cases. Based on past history of settlements and experience in these types of cases, the Polymers Companies believe, although the Polymers Companies can give no assurance, that our ultimate liability in these cases will not have a material adverse effect on our results of operations or financial position.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the JK Companies have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The JK Companies expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the JK Companies do not know with certainty what each IPPC permit will require, the JK Companies believe, based upon their experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to their results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the JK Companies. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the JK Companies are unclear at this time because the parameters of the program are still being actively debated.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent the JK Companies from manufacturing MTBE in their plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        The JK Companies currently market approximately 95% of their MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the JK Companies' MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the JK Companies believe they will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The JK Companies may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the JK Companies opt to produce products other than MTBE, necessary modifications to their facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While they have not been named as a defendant in any litigation concerning the environmental effects of MTBE, the JK Companies cannot provide assurances that they will not be involved in any such litigation or that such litigation will not have a material adverse effect on their results of operations, financial position or liquidity.

20.   Derivative Instruments and Hedging Activities

        The Companies are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. The Companies' exposure to foreign currency market risk is somewhat limited since the Companies' sales prices are typically denominated in euros or U.S. dollars. From time to time, the Companies may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. The Companies' exposure to changing commodity prices is somewhat limited since the majority of the Companies' raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, the Companies enter into various derivative transactions. The Companies hold and issue derivative financial instruments for economic hedging purposes only.

  HICC

        HICC is exposed to interest rate risk through its borrowing activities. Such risk arises due to the structure of HICC's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2004, 2003 and 2002, HICC had entered into various types pay fixed swaps interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	December 31, 2004	December 31, 2003	December 31, 2002
Pay Fixed Swaps
Notional amount	$9.3	$9.8	$10.6
Fair value	(0.5)	(1.0)	(1.5)
Pay rate	6.55%	6.55%	6.55%
Maturing	2006	2006	2006

        HICC purchases interest rate swaps to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, HICC agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The interest rate contract has been designated as cash flow hedges of future interest payments on HICC's variable rate debt. The fair value of these interest rate contracts designated as hedges as of December 31, 2004, 2003 and 2002 was a loss of approximately $0.5 million and $1.5 million, respectively, which is recorded in other noncurrent liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of December 31, 2004, losses of approximately $0.3 million are expected to be reclassified into earnings over the next twelve months.

COMPANIES

Interest rate hedging

        As of December 31, 2004 and 2003, except for HICC, there were no interest rate hedging contracts recorded in other non current liabilities and other comprehensive income.

Commodity Price Hedging

        As of December 31, 2004 and 2003, there were no cash flow commodity price hedging contracts recorded in other assets and other comprehensive income.

Foreign currency rate hedging

        As of December 31, 2004 and 2003, there were no foreign currency rate hedging contracts recorded in other current assets and other comprehensive income.

21.   Other Operating Income (Expense)

        Other Operating Income (Expense) consists of the following (dollars in millions):

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Foreign exchange losses	$(3.3)	$(0.7)	$—	$(1.6)	$—	$—
Other	(5.8)	(4.6)	—	(0.2)	—	—

Total	$(9.1)	$(5.3)	$—	$(1.8)	$—	$—

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Foreign exchange gains (losses)	$4.7	$1.4	$—	$(2.6)	$—	$—
Other	(3.4)	(3.4)	—	0.4	(0.2)	(0.2)

Total	$1.3	$(2.0)	$—	$(2.2)	$(0.2)	$(0.2)

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Foreign exchange gains (losses)	$1.3	$(0.5)	$—	$(6.0)	$—	$—
Other	(2.6)	(2.5)	—	—	(0.2)	(0.2)

Total	$(1.3)	$(3.0)	$—	$(6.0)	$(0.2)	$(0.2)

22.   Other Expense

        Other expenses are comprised of the following significant items:

	December 31, 2004
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Purchasing fee charges from HPL	$(18.0)	$(18.0)	$—	$(1.0)	$(4.8)	$(4.8)
Royalty charges from HGIPHC	(15.7)	(15.7)	—	(1.2)	—	—
Patronage dividend from HGIPHC	10.1	10.1	—	0.8	—	—
Other	0.6	0.4	—	(0.2)	—	—

Total other expense	$(23.0)	$(23.2)	$—	$(1.6)	$(4.8)	$(4.8)

	December 31, 2003
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Purchasing fee charges from HPL	$(15.6)	$(15.6)	$—	$(1.1)	$(3.3)	$—
Royalty charges from HGIPHC	(12.6)	(12.6)	—	(0.9)	—	—
Patronage dividend from HGIPHC	8.0	8.0	—	0.6	—	—
Other	(0.1)	(0.3)	—	(0.1)	0.3	0.4

Total other expense	$(20.3)	$(20.5)	$—	$(1.5)	$(3.0)	$0.4

	December 31, 2002
	Family	JK Holdings	HPFC	HICC	HPHC	Polymers
Purchasing fee charges from HPL	(13.9)	$(13.9)	—	$(0.8)	$(3.0)	$—
Royalty charges from HGIPHC	(10.4)	(10.4)	—	(0.8)	—	—
Patronage dividend from HGIPHC	6.7	6.7	—	0.5	—	—
Other	(0.5)	(0.7)	—	(0.2)	—	—

Total other expense	$(18.1)	$(18.3)	$—	$(1.3)	$(3.0)	$—

EXHIBIT INDEX

Number	Description of Exhibits
3.1	Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-112279))
3.2
Certificate of First Amendment to Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-112279))
3.3
Certificate of Second Amendment to Articles of Organization of Huntsman Company LLC (now known as Huntsman LLC) (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-112279))
3.4	Certificate of Third Amendment to Articles of Organization of Huntsman LLC (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-112279))
3.5
First Amended and Restated Operating Agreement of Huntsman Company LLC (now known as Huntsman LLC) dated September 30, 2002 (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-112279))
3.6
First Amendment to the First Amended and Restated Operating Agreement of Huntsman Company LLC (now known as Huntsman LLC) dated October 24, 2002 (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-112279))
3.7
Second Amendment to the First Amended and Restated Operating Agreement of Huntsman LLC dated May 9, 2003 (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-112279))
3.8
Third Amendment to the First Amended and Restated Operating Agreement of Huntsman LLC dated August 26, 2003 (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-112279))
3.9	Articles of Incorporation of Airstar Corporation (incorporated by reference to Exhibit 3.9 to our registration statement on Form S-4 (File No. 333-112279))
3.10	Bylaws of Airstar Corporation (incorporated by reference to Exhibit 3.10 to our registration statement on Form S-4 (File No. 333-112279))
3.11	Articles of Incorporation of Huntsman Australia, Inc. (incorporated by reference to Exhibit 3.11 to our registration statement on Form S-4 (File No. 333-112279))
3.12	Bylaws of Huntsman Australia, Inc. (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-112279))
3.13
Articles of Organization of Huntsman Mergerco LLC (now known as Huntsman Chemical Company LLC) (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-112279))
3.14
Articles of Merger (including an amendment to the Articles of Organization of Huntsman Mergerco LLC (now known as Huntsman Chemical Company LLC)) (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-112279))
3.15
First Amended and Restated Operating Agreement of Huntsman Chemical Company LLC dated August 12, 2002 (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333-112279))
3.16	Articles of Incorporation of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-112279))
3.17
First Articles of Amendment to the Articles of Incorporation of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-112279))

3.18	Bylaws of Huntsman Chemical Finance Corporation (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-112279))
3.19	Articles of Incorporation of Huntsman Chemical Purchasing Corporation (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-112279))
3.20	Bylaws of Huntsman Chemical Purchasing Corporation (incorporated by reference to Exhibit 3.20 to our registration statement on Form S-4 (File No. 333-112279))
3.21
Articles of Restatement of the Articles of Incorporation of Huntsman Centennial Corporation (including the Amended and Restated Articles of Incorporation of Huntsman Enterprises, Inc.) (incorporated by reference to Exhibit 3.21 to our registration statement on Form S-4 (File No. 333-112279))
3.22	Bylaws of Huntsman Centennial Corporation (now known as Huntsman Enterprises, Inc.) (incorporated by reference to Exhibit 3.22 to our registration statement on Form S-4 (File No. 333-112279))
3.23	Articles of Organization of Huntsman Expandable Polymers Company, LC (incorporated by reference to Exhibit 3.23 to our registration statement on Form S-4 (File No. 333-112279))
3.24
Certificate of First Amendment to Articles of Organization of Huntsman Expandable Polymers Company, LC (incorporated by reference to Exhibit 3.24 to our registration statement on Form S-4 (File No. 333-112279))
3.25
First Amended Operating Agreement of Huntsman Expandable Polymers Company, LC, dated January 1, 1999 (incorporated by reference to Exhibit 3.25 to our registration statement on Form S-4 (File No. 333-112279))
3.26	Articles of Incorporation of Huntsman Family Corporation (incorporated by reference to Exhibit 3.26 to our registration statement on Form S-4 (File No. 333-112279))
3.27	Articles of Correction of the Articles of Incorporation of Huntsman Family Corporation (incorporated by reference to Exhibit 3.27 to our registration statement on Form S-4 (File No. 333-112279))
3.28	Bylaws of Huntsman Family Corporation (incorporated by reference to Exhibit 3.28 to our registration statement on Form S-4 (File No. 333-112279))
3.29	Certificate of Limited Partnership of Huntsman Fuels, L.P. (incorporated by reference to Exhibit 3.29 to our registration statement on Form S-4 (File No. 333-112279))
3.30
First Amended and Restated Articles of Limited Partnership of Huntsman Fuels, L.P., dated January 2, 2001 (incorporated by reference to Exhibit 3.30 to our registration statement on Form S-4 (File No. 333-112279))
3.31
Articles of Restatement of the Articles of Incorporation of Huntsman Group Holdings Finance Corporation (including the Amended and Restated Articles of Incorporation of Huntsman Group Holdings Finance Corporation) (incorporated by reference to Exhibit 3.31 to our registration statement on Form S-4 (File No. 333-112279))
3.32
First Articles of Amendment to the Amended and Restated Articles of Incorporation of Huntsman Group Holdings Finance Corporation (incorporated by reference to Exhibit 3.32 to our registration statement on Form S-4 (File No. 333-112279))
3.33	Bylaws of Huntsman Group Holdings Finance Corporation (incorporated by reference to Exhibit 3.33 to our registration statement on Form S-4 (File No. 333-112279))
3.34
Articles of Restatement of the Articles of Incorporation of Huntsman Group Intellectual Property Holdings Corporation (including Amended and Restated Articles of Incorporation of Huntsman Group Intellectual Property Holdings Corporation) (incorporated by reference to Exhibit 3.34 to our registration statement on Form S-4 (File No. 333-112279))

3.35
Bylaws of Ipstar Corporation (now known as Huntsman Group Intellectual Property Holdings Corporation) (incorporated by reference to Exhibit 3.35 to our registration statement on Form S-4 (File No. 333-112279))
3.36	Articles of Incorporation of Huntsman Headquarters Corporation (incorporated by reference to Exhibit 3.36 to our registration statement on Form S-4 (File No. 333-112279))
3.37	Bylaws of Huntsman Headquarters Corporation (incorporated by reference to Exhibit 3.37 to our registration statement on Form S-4 (File No. 333-112279))
3.38
Articles of Incorporation of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.38 to our registration statement on Form S-4 (File No. 333-112279))
3.39
Articles of Amendment to the Articles of Incorporation of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.39 to our registration statement on Form S-4 (File No. 333-112279))
3.40
Articles of Amendment to the Articles of Incorporation of Huntsman International Corporation (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.40 to our registration statement on Form S-4 (File No. 333-112279))
3.41
Bylaws of Huntsman International Ltd. (now known as Huntsman International Chemicals Corporation) (incorporated by reference to Exhibit 3.41 to our registration statement on Form S-4 (File No. 333-112279))
3.42
Articles of Incorporation of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.42 to our registration statement on Form S-4 (File No. 333-112279))
3.43
Articles of Amendment to the Articles of Incorporation of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.43 to our registration statement on Form S-4 (File No. 333-112279))
3.44
Articles of Amendment to the Articles of Incorporation of Rexene International Services Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.44 to our registration statement on Form S-4 (File No. 333-112279))
3.45
Bylaws of El Paso Product Sales Corporation (now known as Huntsman International Services Corporation) (incorporated by reference to Exhibit 3.45 to our registration statement on Form S-4 (File No. 333-112279))
3.46	Certificate of Incorporation of Huntsman International Trading Corporation (incorporated by reference to Exhibit 3.46 to our registration statement on Form S-4 (File No. 333-112279))
3.47	Bylaws of Huntsman International Trading Corporation (incorporated by reference to Exhibit 3.47 to our registration statement on Form S-4 (File No. 333-112279))
3.48
Articles of Incorporation of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.48 to our registration statement on Form S-4 (File No. 333-112279))
3.49
Articles of Amendment to the Articles of Incorporation of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.49 to our registration statement on Form S-4 (File No. 333-112279))
3.50	Bylaws of Huntsman Ethylene Corporation (now known as Huntsman MA Investment Corporation) (incorporated by reference to Exhibit 3.50 to our registration statement on Form S-4 (File No. 333-112279))
3.51	Articles of Incorporation of Huntsman MA Services Corporation (incorporated by reference to Exhibit 3.51 to our registration statement on Form S-4 (File No. 333-112279))
3.52	Bylaws of Huntsman MA Services Corporation (incorporated by reference to Exhibit 3.52 to our registration statement on Form S-4 (File No. 333-112279))

3.53	Articles of Incorporation of Huntsman Petrochemical Canada Holdings Corporation (incorporated by reference to Exhibit 3.53 to our registration statement on Form S-4 (File No. 333-112279))
3.54	Bylaws of Huntsman Petrochemical Canada Holdings Corporation (incorporated by reference to Exhibit 3.54 to our registration statement on Form S-4 (File No. 333-112279))
3.55
Certificate of Ownership and Merger (including the Certificate of Incorporation of Huntsman Corporation (now known as Huntsman Petrochemical Corporation)) (incorporated by reference to Exhibit 3.55 to our registration statement on Form S-4 (File No. 333-112279))
3.56
Certificate of Amendment of the Certificate of Incorporation of Huntsman Corporation (now known as Huntsman Petrochemical Corporation) (incorporated by reference to Exhibit 3.56 to our registration statement on Form S-4 (File No. 333-112279))
3.57	Bylaws of Huntsman Corporation (now known as Huntsman Petrochemical Corporation) (incorporated by reference to Exhibit 3.57 to our registration statement on Form S-4 (File No. 333-112279))
3.58	Articles of Incorporation of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.58 to our registration statement on Form S-4 (File No. 333-112279))
3.59
First Articles of Amendment to the Articles of Incorporation of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.59 to our registration statement on Form S-4 (File No. 333-112279))
3.60	Bylaws of Huntsman Petrochemical Finance Corporation (incorporated by reference to Exhibit 3.60 to our registration statement on Form S-4 (File No. 333-112279))
3.61	Articles of Incorporation of Huntsman Petrochemical Purchasing Corporation (incorporated by reference to Exhibit 3.61 to our registration statement on Form S-4 (File No. 333-112279))
3.62	Bylaws of Huntsman Petrochemical Purchasing Corporation (incorporated by reference to Exhibit 3.62 to our registration statement on Form S-4 (File No. 333-112279))
3.63
Certificate of Merger (including the Restated Certificate of Incorporation of Rexene Corporation (now known as Huntsman Polymers Corporation)) (incorporated by reference to Exhibit 3.63 to our registration statement on Form S-4 (File No. 333-112279))
3.64
Certificate of Amendment to the Certificate of Incorporation of Rexene Corporation (now known as Huntsman Polymers Corporation) (incorporated by reference to Exhibit 3.64 to our registration statement on Form S-4 (File No. 333-112279))
3.65	Bylaws of Huntsman Centennial Corporation (now known as Huntsman Polymers Corporation) (incorporated by reference to Exhibit 3.65 to our registration statement on Form S-4 (File No. 333-112279))
3.66	Articles of Incorporation of Huntsman Polymers Holdings Corporation (incorporated by reference to Exhibit 3.66 to our registration statement on Form S-4 (File No. 333-112279))
3.67	Bylaws of Huntsman Polymers Holdings Corporation (incorporated by reference to Exhibit 3.67 to our registration statement on Form S-4 (File No. 333-112279))
3.68	Articles of Incorporation of Huntsman Procurement Corporation (incorporated by reference to Exhibit 3.68 to our registration statement on Form S-4 (File No. 333-112279))
3.69	Bylaws of Huntsman Procurement Corporation (incorporated by reference to Exhibit 3.69 to our registration statement on Form S-4 (File No. 333-112279))
3.70	Certificate of Limited Partnership of Huntsman Purchasing, Ltd. (incorporated by reference to Exhibit 3.70 to our registration statement on Form S-4 (File No. 333-112279))
3.71	Amended Certificate of Limited Partnership of Huntsman Purchasing, Ltd. (incorporated by reference to Exhibit 3.71 to our registration statement on Form S-4 (File No. 333-112279))

3.72	Amended Agreement of Limited Partnership of Huntsman Purchasing, Ltd., dated January 1, 1999 (incorporated by reference to Exhibit 3.72 to our registration statement on Form S-4 (File No. 333-112279))
3.73
First Amendment to Amended Agreement of Limited Partnership of Huntsman Purchasing, Ltd., dated January 1, 2000 (incorporated by reference to Exhibit 3.73 to our registration statement on Form S-4 (File No. 333-112279))
3.74	Certificate of Incorporation of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.74 to our registration statement on Form S-4 (File No. 333-112279))
3.75
Certificate of Amendment to the Certificate of Incorporation of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.75 to our registration statement on Form S-4 (File No. 333-112279))
3.76
Certificate of Designation of Series A Non-Voting Cumulative Redeemable Preferred Stock of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.76 to our registration statement on Form S-4 (File No. 333-112279))
3.77	Bylaws of Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 3.77 to our registration statement on Form S-4 (File No. 333-112279))
3.78	Articles of Incorporation of Huntsman Specialty Chemicals Holdings Corporation (incorporated by reference to Exhibit 3.78 to our registration statement on Form S-4 (File No. 333-112279))
3.79	Bylaws of Huntsman Specialty Chemicals Holdings Corporation (incorporated by reference to Exhibit 3.79 to our registration statement on Form S-4 (File No. 333-112279))
3.80	Certificate of Incorporation of JK Holdings Corporation (incorporated by reference to Exhibit 3.80 to our registration statement on Form S-4 (File No. 333-112279))
3.81	Certificate of Amendment to the Certificate of Incorporation of JK Holdings Corporation (incorporated by reference to Exhibit 3.81 to our registration statement on Form S-4 (File No. 333-112279))
3.82	Bylaws of JK Holdings Corporation (incorporated by reference to Exhibit 3.82 to our registration statement on Form S-4 (File No. 333-112279))
3.83	Certificate of Formation of Petrostar Fuels LLC (incorporated by reference to Exhibit 3.83 to our registration statement on Form S-4 (File No. 333-112279))
3.84	Limited Liability Company Agreement of Petrostar Fuels LLC dated September 21, 2000 (incorporated by reference to Exhibit 3.84 to our registration statement on Form S-4 (File No. 333-112279))
3.85	Certificate of Formation of Petrostar Industries LLC (incorporated by reference to Exhibit 3.85 to our registration statement on Form S-4 (File No. 333-112279))
3.86	Limited Liability Company Agreement of Petrostar Industries LLC dated September 21, 2000 (incorporated by reference to Exhibit 3.86 to our registration statement on Form S-4 (File No. 333-112279))
3.87	Articles of Incorporation of Polymer Materials, Inc. (incorporated by reference to Exhibit 3.87 to our registration statement on Form S-4 (File No. 333-112279))
3.88	Bylaws of Polymer Materials, Inc. (incorporated by reference to Exhibit 3.88 to our registration statement on Form S-4 (File No. 333-112279))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)

4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)
4.5
First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6
Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.15)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.15)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.15)
4.10
First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11
Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.20)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.20)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.20)
4.15
Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16
Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.17
Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))

4.18
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to our registration statement on Form S-4 (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.27)
4.20
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to our registration statement on Form S-4 (File No. 333-112279))
4.21
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to our registration statement on Form S-4 (File No. 333-112279))
4.22
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to our registration statement on Form S-4 (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.31)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.31)
4.25
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to our registration statement on Form S-4 (File No. 333-112279))
4.26
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to our registration statement on Form S-4 (File No. 333-112279))
4.27
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to our registration statement on Form S-4 (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.36)
4.29	Form of guarantee relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.36)
4.30
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to our registration statement on Form S-4 (File No. 333-112279))

4.31
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to our registration statement on Form S-4 (File No. 333-112279))
4.32
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended June 30, 2004)
4.33	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.34	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.35	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.36
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended June 30, 2004)
10.1
Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Huntsman International Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
10.2
First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2000)
10.3
Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2000)
10.4
Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 4, 2001)
10.5
Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)

10.6
Fifth Amendment to Credit Agreement, dated as of February 7, 2003 among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.33 to the annual report on Form 10-K of Huntsman International LLC for the year ended December 31, 2002)
10.7
Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the quarter ended March 31, 2003)
10.8
Seventh Amendment to Credit Agreement, dated as of October 17, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.42 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.9
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.10
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-112279))
10.11
Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-112279))
10.12
Interest Holders Agreement, dated as of September 30, 2002, among Huntsman Holdings, LLC, HMP Equity Holdings Corporation, Huntsman Company LLC (now known as Huntsman LLC), Huntsman Family Holdings II Company LLC (now known as Huntsman Family Holdings Company LLC) and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-4 (File No. 333-112279))
10.13
First Amendment to the Interest Holders Agreement, dated as of May 9, 2003, among Huntsman LLC, HMP Equity Holdings Corporation, Huntsman Family Holdings II Company LLC (now known as Huntsman Family Holdings Company LLC) MatlinPatterson Global Opportunities Partners L.P., Huntsman Group Inc. and Huntsman Holdings, LLC (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-112279))
10.14
Second Amended and Restated Security Agreement, dated as of September 30, 2003, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-4 (File No. 333-112279))
10.15
Amended and Restated Intercreditor Agreement, dated as of September 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent and as beneficiary for certain secured creditors, and HSBC Bank USA and consented to Huntsman LLC (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-4 (File No. 333-112279))
10.16
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)

10.17
Term Credit Agreement, dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.18
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.19
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.20
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.21
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
21.1	Subsidiaries of Huntsman LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.