Form 10-Q
period 2005-03-31
HUNTSMAN LLC
filed 2005-05-11
CIK 1266794

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

        On May 9, 2005, 10,000,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

HUNTSMAN LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$19.0	$11.7
Restricted cash	9.3	8.9
Accounts and notes receivables (net of allowance for doubtful accounts of $8.8 and $7.7, respectively)	611.3	618.4
Inventories	369.4	338.8
Prepaid expenses	13.7	21.9
Deferred income taxes	0.7	0.7
Other current assets	15.4	15.2

Total current assets	1,038.8	1,015.6
Property, plant and equipment, net	1,227.9	1,232.1
Investment in unconsolidated affiliates	205.4	196.0
Intangible assets, net	32.1	32.4
Goodwill	2.3	3.3
Deferred income taxes	8.3	8.2
Receivables from affilitates	12.1	12.8
Other noncurrent assets	166.7	179.2

Total assets	$2,693.6	$2,679.6

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$383.0	$340.0
Accrued liabilities	226.4	261.0
Deferred income taxes	8.2	8.2
Current portion of long-term debt	15.2	25.3

Total current liabilities	632.8	634.5
Long-term debt	1,590.4	1,912.0
Long-term debt—affiliates	—	40.9
Deferred income taxes	1.0	1.0
Other noncurrent liabilities	271.0	271.9

Total liabilities	2,495.2	2,860.3

Commitments and contingencies (Note 15)
Member's equity (deficit):
Member's equity, 10,000,000 units	1,428.4	1,095.2
Accumulated deficit	(1,286.7)	(1,359.3)
Accumulated other comprehensive income	56.7	83.4

Total member's equity (deficit)	198.4	(180.7)

Total liabilities and member's equity (deficit)	$2,693.6	$2,679.6

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH (as defined below) was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited consolidated financial statements below.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2005	2004(1)
Revenues:
Trade sales	$1,128.1	$886.1
Related party sales	76.4	53.6

Total revenues	1,204.5	939.7
Cost of goods sold	1,043.1	870.7

Gross profit	161.4	69.0
Expenses:
Selling, general and administrative	38.5	34.7
Research and development	5.1	5.6
Other operating income	(1.7)	(1.4)
Restructuring and plant closing costs	3.4	—

Total expenses	45.3	38.9

Operating income	116.1	30.1
Interest expense, net	(40.7)	(46.8)
Equity in income (losses) of investment in unconsolidated affiliates	34.9	(39.1)
Other expense	(38.5)	(1.6)

Income (loss) before income tax benefit	71.8	(57.4)
Income tax benefit	0.8	2.4

Net income (loss)	72.6	(55.0)
Other comprehensive (loss) income	(26.7)	1.4

Comprehensive income (loss)	$45.9	$(53.6)

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited consolidated financial statements below.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in Millions)

	Member's equity
			Accumulated Deficit	Accumulated other comprehensive income (loss)
	Units	Amount			Total
Balance, December 31, 2004	10,000,000	$1,095.2	$(1,359.3)	$83.4	$(180.7)
Net income	—	—	72.6	—	72.6
Other comprehensive loss	—	—	—	(26.7)	(26.7)
Contribution from parent	—	333.2	—	—	333.2

Balance, March 31, 2005	10,000,000	$1,428.4	$(1,286.7)	$56.7	$198.4

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2005	2004(1)
Cash Flows From Operating Activities:
Net income (loss)	$72.6	$(55.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of investment in unconsolidated affiliates	(34.9)	39.1
Depreciation and amortization	31.0	32.6
Provision for (recovery of) losses on accounts receivable	1.2	(1.9)
Loss on disposal of assets	0.8	0.2
Loss on early extinguishment of debt	38.3	1.9
Noncash interest expense	0.9	1.7
Noncash interest expense on affiliate debt	—	0.3
Deferred income taxes	(0.1)	(0.9)
Changes in operating assets and liabilities:
Accounts and notes receivables	2.0	(45.0)
Inventories	(31.5)	11.4
Prepaid expenses	8.3	11.0
Other current assets	(0.5)	(1.5)
Other noncurrent assets	2.4	(6.2)
Accounts payable	41.5	0.7
Accrued liabilities	(34.0)	(3.8)
Other noncurrent liabilities	2.2	0.8

Net cash provided by (used in) operating activities	100.2	(14.6)

Investing Activities:
Capital expenditures	(20.7)	(15.9)
Change in restricted cash	(0.4)	1.8

Net cash used in investing activities	(21.1)	(14.1)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(60.8)	72.8
Repayment of long-term debt	(312.0)	(38.6)
Cost of early retirement of debt	(31.7)	—
Debt issuance costs	(0.2)	—
Capital contribution from parent	333.2	—

Net cash (used in) provided by financing activities	(71.5)	34.2

Effect of exchange rate changes on cash	(0.3)	(0.7)

Increase in cash and cash equivalents	7.3	4.8
Cash and cash equivalents at beginning of period	11.7	19.5

Cash and cash equivalents at end of period	$19.0	$24.3

Supplemental cash flow information:
Cash paid for interest	$38.5	$26.3
Cash paid for income taxes	0.2	0.3

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited consolidated financial statements below.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     GENERAL

Certain Definitions

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

Company

        We are a Utah limited liability company and all of our units of interest are owned by Huntsman Corporation.

        Prior to February 16, 2005, we were owned by HMP. On February 16, 2005, Huntsman Corporation completed an initial public offering of common and preferred stock. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP, our Company and HIH. In connection with the offering, Huntsman Corporation and certain affiliates engaged in a series of reorganization transactions such that we are now a direct, 100% owned subsidiary of Huntsman Corporation.

        HIH is a global manufacturer and marketer of polyurethanes, amines, surfactants, titanium dioxide ("TiO2") and basic petrochemicals. HIH and its subsidiaries, including HI, are separately financed from us, their debt is non-recourse to us, and we are not obligated to make cash contributions to, or investments in, HIH and its subsidiaries. Prior to February 16, 2005, we owned 60% of the membership interests of HIH. In connection with the Huntsman Corporation reorganization transactions, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. Accordingly, beginning in March 2005, we no longer consolidate HIH with our results of operations. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented.

Business

        We are a manufacturer and marketer of a wide range of chemical products that are sold to diversified consumer and industrial end markets. We have 53 primary manufacturing facilities located in North America, Europe, Asia, Australia, South America and Africa and sell our products globally through our three principal business segments: Performance Products, Polymers and Base Chemicals.

Principles of Consolidation

        Our consolidated financial statements include the accounts of our majority-owned subsidiaries and variable interest entities for which we are the primary beneficiary.

Interim Financial Statements

        Our unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Information in this report for dates and periods prior to December 31, 2004 differs from amounts previously presented due to the reorganization transaction as discussed in "—Company" above.

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

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.7 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

3.     INVENTORIES

        Inventories consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$136.2	$106.0
Work in progress	17.9	16.7
Finished goods	306.0	297.5

Total	460.1	420.2
LIFO reserves	(90.5)	(81.0)
Lower of cost or market reserves	(0.2)	(0.4)

Net	$369.4	$338.8

        As of March 31, 2005 and December 31, 2004, approximately 46.9% and 56.2%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At March 31, 2005 and December 31, 2004, the excess of current cost over the stated LIFO value was $90.5 million and $81.0 million, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $19.5 million payable and $10.2 million payable (72.2 million and 38.5 million pounds) at March 31, 2005 and December 31, 2004, respectively.

4.     PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Land	$66.2	$67.1
Buildings	174.0	178.5
Plant and equipment	2,099.6	2,063.1
Construction in progress	61.8	65.7

Total	2,401.6	2,374.5
Less accumulated depreciation	(1,173.7)	(1,142.4)

Net	$1,227.9	$1,232.1

        Depreciation expense for the three months ended March 31, 2005 and 2004 was $30.1 million and $31.2 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $4.9 million at both March 31, 2005 and December 31, 2004; related amounts included in accumulated depreciation were $1.6 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$4.7	$4.7
Sasol-Huntsman GmbH and Co. KG (50%)	18.9	17.5
HIH (42%)	179.3	171.3

Total	202.9	193.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4.35%)	2.5	2.5

Total Investment	$205.4	$196.0

        The following is summarized income statement information for HIH for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Total revenues	$1,961.9	$1,498.1
Cost of goods sold	1,605.5	1,350.0

Gross profit	356.4	148.1
Operating expenses	137.1	108.7

Operating income	219.3	39.4
Interest expense, net	(83.8)	(97.4)
Other non-operating expense	(38.9)	(3.7)

Income (loss) before income taxes	96.6	(61.7)
Income tax expense	(23.5)	(3.6)
Minority interests in earnings	(0.1)	—

Net income (loss)	$73.0	$(65.3)

6.     INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	March 31, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$57.6	$33.3	$24.3	$57.3	$32.9	$24.4
Licenses and other agreements	18.3	11.2	7.1	18.3	10.9	7.4
Other intangibles	1.7	1.0	0.7	1.3	0.7	0.6

Total	$77.6	$45.5	$32.1	$76.9	$44.5	$32.4

        Amortization expense was $0.9 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.

7.     OTHER NONCURRENT ASSETS

        Other noncurrent assets consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Prepaid pension costs	$6.8	$1.2
Debt issuance costs	22.0	28.9
Capitalized turnaround expense	40.9	43.9
Spare parts inventory	48.5	46.3
Other noncurrent assets	48.5	58.9

Total	$166.7	$179.2

8.     ACCRUED LIABILITIES

        Accrued liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Payroll, severance and related costs	$38.1	$59.2
Interest	27.3	38.7
Volume and rebates accruals	21.6	30.3
Income taxes	22.7	22.6
Taxes (property and VAT)	24.1	41.3
Restructuring and plant closing costs	9.1	11.2
Environmental accruals	2.0	2.0
Other miscellaneous accruals	81.5	55.7

Total	$226.4	$261.0

9.     OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Pension liabilities	$77.3	$142.6
Other postretirement benefits	70.7	66.3
Environmental accruals	12.2	11.9
Restructuring and plant closing costs	2.4	2.3
Fair value of interest derivative	1.3	8.3
Other noncurrent liabilities	107.1	40.5

Total	$271.0	$271.9

10.   RESTRUCTURING AND PLANT CLOSING COSTS

        As of March 31, 2005, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$11.0	$2.5	$—	$—	$13.5
2005 charges for 2004 activities	0.3	—	0.5	2.6	3.4
2005 payments for 2004 activities	(2.4)	—	—	(2.9)	(5.3)
Foreign currency effect on reserve balance	(0.1)	—	—	—	(0.1)

Accrued liabilities as of March 31, 2005	$8.8	$2.5	$0.5	$(0.3)	$11.5

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43."

(2)
Accrued liabilities by activities are as follows:

	March 31, 2005	December 31, 2004
2001 activities	$2.8	$2.8
2004 activities	8.1	10.0
Foreign currency effect on reserve balance	0.6	0.7

Total	$11.5	$13.5

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Performance Products	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$7.7	$5.8	$—	$13.5
2005 charges for 2004 activities	1.0	1.9	0.5	3.4
2005 payments for 2004 activities	(2.3)	(2.6)	(0.4)	(5.3)
Foreign currency effect on reserve balance	(0.1)	—	—	(0.1)

Accrued liabilities as of March 31, 2005	$6.3	$5.1	$0.1	$11.5
Current portion of restructuring reserve	$6.3	$2.7	$0.1	$9.1
Long-term portion of restructuring reserve	—	2.4	—	2.4
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$5.6	$—	$—	$5.6
Estimated additional charges beyond one year	$—	$—	$—	$—

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $11.5 million and $13.5 million, respectively. During the three months ended March 31, 2005 we recorded additional charges of $3.4 million (all of which is payable in cash) for workforce reductions, non-cancelable lease costs, and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $5.3 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $7.7 million related to various restructuring programs, mainly in connection with the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the three months ended March 31, 2005, our Performance Products segment recorded restructuring charges of $1.0 million related to 2004 activities, all of which is payable in cash, and made cash payments of $2.3 million. These restructuring activities are expected to result in additional charges of approximately $5.6 million in 2005.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of an Australian manufacturing unit and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the three months ended March 31, 2005, our Polymers segment recorded restructuring charges of $1.9 million related to these activities, all of which are payable in cash, and made cash payments of $2.6 million. These restructuring activities are not expected to result in any additional material restructuring charges.

        During the three months ended March 31, 2005, our Base Chemicals segment recorded restructuring charges of $0.5 million related to the relocation of our corporate offices to The

Woodlands, Texas and the consolidation of our U.S. purchasing functions, all of which are payable in cash, and made cash payments of $0.4 million.

11.   LONG-TERM DEBT

        Long-term debt outstanding as of March 31, 2005 and December 31, 2004 is as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Senior secured credit facilities:
Term Loan B	$715.0	$715.0
Revolving facility	61.3	125.0
Other debt:
Huntsman LLC senior secured notes	293.3	451.1
Huntsman LLC senior unsecured fixed rate notes	198.0	300.0
Huntsman LLC senior unsecured floating rate notes	100.0	100.0
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	101.6	101.2
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	43.9	43.2
Huntsman Corporation Chemical Company Australia (HCCA) credit facilities	17.1	16.0
Subordinated note and accrued interest—affiliate	—	40.9
Term note payable to a bank	8.8	9.0
Other	7.3	17.5

Total debt	$1,605.6	$1,978.2

Current portion of long-term debt	$15.2	$25.3
Long-term debt	1,590.4	1,912.0
Long-term debt—affiliate	—	40.9

Total debt	$1,605.6	$1,978.2

Senior Secured Credit Facilities (HLLC Credit Facilities)

        On October 14, 2004, we completed a $1,065 million refinancing of our senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). The HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under our prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of our current and intangible assets and those of our domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of our property, plant and equipment and those of our restricted domestic subsidiaries and our indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of our property, plant and equipment and that of our restricted domestic subsidiaries and our indirect equity interest in HIH; and by a second priority lien on substantially all of our current and intangible assets and those of our restricted domestic subsidiaries.

The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by our domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is our restricted subsidiary and they are not HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at our option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows us to borrow up to $50 million secured by letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of March 31, 2005, the weighted average interest rate on our senior credit facilities was 5.9%, excluding the impact of interest rate hedges. As of March 31, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of Huntsman Corporation's initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by us, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%. The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the HLLC Credit Facilities as of March 31, 2005.

Senior Secured Notes (2003 Secured Notes)

        On September 30, 2003, we sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, we sold an additional $75.4 million aggregate principal amount of senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semiannually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all our obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with the net cash proceeds of a qualified equity offering. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the HLLC Senior Secured Notes as of March 31, 2005.

Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, we sold $300 million of our senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of our senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of March 31, 2005 was 9.91%, before additional interest as discussed below. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from the offering of the HLLC Senior Notes were used to repay $362.9 million on our prior term loan B facility and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are our unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that we were in compliance with the covenants of the HLLC Senior Notes as of March 31, 2005.

        Under the terms of a registration rights agreement among us, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, we were required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because we did not file the registration statement by the Filing Date, we are required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which we were paying as of March 31, 2005. We have filed the registration statement with the SEC and the registration statement was declared effective on May 5, 2005, and the additional interest was discontinued as of the preceding day.

Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes)

        Our 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of March 31, 2005 are our unsecured subordinated obligations and are junior in right of payment to all of our existing and future secured or unsecured senior indebtedness and effectively junior to any of our secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at our option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 6.04% and 5.19% as of March 31, 2005 and 2004, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of March 31, 2005 and December 31, 2004, the unamortized discount on the note was $5.0 million and $5.4 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), our indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of March 31, 2005, borrowings under the HCA Facilities totaled A$57.5 million ($44.3 million), which include A$41.8 million ($32.2 million) on the term loan facility and A$15.2 million ($11.7 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of March 31, 2005 borrowings under the HCCA Facility totaled A$22.2 million ($17.1 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to us. As of March 31, 2005, the interest rate on the HCA Facilities and the HCCA Facility was 8.7%. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility as of March 31, 2005.

        On July 2, 2001, we entered into a 15% note payable (the "Affiliate Note") with an affiliated entity in the amount of $25.0 million. Interest on the Affiliate Note was not paid in cash, but accrued at a designated effective rate of 15% per annum, compounded annually. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of Huntsman Corporation's initial public offering. As of December 31, 2004 and February 16, 2005, accrued interest added to the principal balance was $15.9 million and $16.6 million, respectively.

        As of March 31, 2005, we had $3.4 million outstanding on short term notes payable for financing a portion of our insurance premiums. Such notes have monthly scheduled amortization payments through the second quarter of 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

Scheduled Maturities

        The scheduled maturities of debt by year are as follows (dollars in millions):

Year ending December 31:
2005	$14.1
2006	19.5
2007	121.9
2008	109.3
2009	69.1
Later Years	1,271.7

Total	$1,605.6

        In connection with the repayment of indebtedness from the proceeds of Huntsman Corporation's initial public offering of common stock and preferred stock, we recorded a loss on early extinguishment of debt in the first quarter of 2005 of $38.3 million.

12.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage interest rate exposure, but do not currently hedge for movements in commodities or foreign exchange rates. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

Interest Rate Hedging

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of March 31, 2005 and 2004, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	March 31, 2005	December 31, 2004
Pay fixed swaps
Notional amount	$183.9	$184.3
Fair value	(1.3)	(3.2)
Weighted average pay rate	4.44%	4.44%
Maturing	2005 - 2007	2005 - 2007

        We purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts with a fair value loss of $1.3 million and $3.2 million were recorded as a component of other noncurrent liabilities as of March 31, 2005 and December 31, 2004, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $1.1 million and $0.2 million, respectively, as of March 31, 2005 and $2.0 million and $1.2 million, respectively, as of December 31, 2004. The changes in the fair value of cash flow hedges resulted in no effect in interest expense, a $0.5 million increase in interest expense and a $1.0 million increase and a $0.9 million decrease in other comprehensive income for the three months ended March 31, 2005 and 2004, respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $1.0 million decrease in expense and a $0.8 million increase in interest expense for the three months ended March 31, 2005 and 2004, respectively.

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

13.   EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Service cost	$6.1	$3.8	$0.7	$0.6
Interest cost	6.0	6.1	1.6	1.6
Expected return on assets	(4.8)	(4.3)	—	—
Amortization of transition obligation	0.3	0.3	—	—
Amortization of prior service cost	(0.8)	0.2	(0.5)	(0.4)
Amortization of actuarial cost	1.2	0.9	0.9	0.8

Net periodic benefit cost	$8.0	$7.0	$2.7	$2.6

14.   OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (dollars in millions):

	Accumulated income (loss)		Income (loss)
			Three months ended
	March 31, 2005	December 31, 2004	March 31, 2005	March 31, 2004
Foreign currency translation adjustments	$19.4	$20.9	$(1.5)	$(0.6)
Unrealized loss on nonqualified plan investments	0.8	0.9	(0.1)	—
Unrealized loss on derivative instruments	(4.2)	(4.8)	0.6	0.9
Minimum pension liability	(42.2)	(42.1)	(0.1)	—
Other comprehensive income of minority interest	(0.6)	0.5	(1.1)	—
Other comprehensive income (loss) of unconsolidated affiliates	83.5	108.0	(24.5)	1.1

Total	$56.7	$83.4	$(26.7)	$1.4

        Items of other comprehensive income have been recoded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested.

The tax effect is determined based on the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

15.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

        We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $14 million annually through 2005, decreasing to approximately $9 million after 2008. Historically, we have not made any minimum payments under our take or pay contracts.

Legal Matters

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits include the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	749
Claims unresolved at end of period	135

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

        The following table presents for the period indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

Three months ended March 31, 2005
Tendered during the period	19
Resolved during the period	9
Unresolved at end of the period	408

        We have never made any payments with respect to these cases. As of March 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Three months ended March 31, 2005
Filed during period	4
Resolved during period	1
Unresolved at end of period	32

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the three months ended March 31, 2005.

        As of March 31, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Note 16—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

16.   ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $2.6 million and $7.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of March 31, 2005, we have paid $1.9 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, alleged nuisance odors, and alleged upset air emissions. TCEQ had proposed a penalty of $9,300 for the alleged nuisance odor violations, but withdrew the allegations and the proposed penalty in a February 28, 2005 letter to Huntsman, thus resolving this issue. The TCEQ proposed $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these two alleged violations. We do not believe that the final cost to resolve these matters will be material.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $77,137. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "Part II, Item 1—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3.0 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $14 million for environmental liabilities as of each of March 31, 2005 and December 31, 2004. Of these amounts, approximately $2 million are classified as accrued liabilities on our consolidated balance sheets as of each of March 31, 2005 and December 31, 2004, and approximately $12 million are classified as other noncurrent liabilities on our consolidated balance sheets as of each of March 31, 2005 and December 31, 2004. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

17.   OTHER EXPENSE

        Other expense consisted of the following (dollars in millions):

	For three months ended March 31,
	2005	2004
Loss on early extinguishment of debt	$(38.3)	$(1.9)
Other, net	(0.2)	0.3

Total other expense	$(38.5)	$(1.6)

18.   INCOME TAXES

        Income tax benefit was $0.8 million for the three months ended March 31, 2005 and $2.4 million for the three months ended March 31, 2004. We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire domestic and certain of the non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction-by-jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

19.   OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have three reportable operating segments: Performance Products, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols and technology licenses
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices (dollars in millions).

	Three months ended
	March 31, 2005	March 31, 2004
Revenues:
Performance Products	$338.2	$301.5
Polymers	413.6	314.5
Base Chemicals	540.8	385.3
Eliminations	(88.1)	(61.6)

Total	$1,204.5	$939.7

Segment EBITDA(1)
Performance Products	$66.7	$33.5
Polymers	44.9	18.9
Base Chemicals	59.4	21.9
Corporate and other(2)	(27.5)	(52.3)

Total	$143.5	$22.0

Segment EBITDA(1)	$143.5	$22.0
Interest expense, net	(40.7)	(46.8)
Income tax benefit	0.8	2.4
Depreciation and amortization	(31.0)	(32.6)

Net income (loss)	$72.6	$(55.0)

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income tax, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

20.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following are condensed consolidating financial statements which present, in separate columns: our investments in subsidiaries using the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investments in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2005 and 2004 and for the three months ended March 31, 2005 and the year ended December 31, 2004. There are no restrictions limiting transfers of cash from guarantor to non-guarantor subsidiaries to us. The combined Guarantors are our wholly-owned subsidiaries and have fully and unconditionally guaranteed $296.0 million of the 2003 Secured Notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.1	$3.2	$14.7	$—	$19.0
Restricted cash	0.3	9.0	—	—	9.3
Receivables—net	222.7	753.9	87.0	(452.3)	611.3
Inventories	51.1	240.0	78.3	—	369.4
Prepaid expenses	0.8	15.7	1.3	(4.1)	13.7
Deferred income tax	—	—	0.7	—	0.7
Other current assets	4.5	6.7	13.0	(8.8)	15.4

Total current assets	280.5	1,028.5	195.0	(465.2)	1,038.8
Property, plant and equipment, net	106.1	1,012.0	109.8	—	1,227.9
Investment in unconsolidated affiliates	(621.4)	413.1	31.8	381.9	205.4
Intangible assets, net	1.9	10.8	19.4	—	32.1
Goodwill	—	—	6.4	(4.1)	2.3
Deferred income tax	0.4	7.9	—	—	8.3
Other noncurrent assets	2,238.5	215.9	25.5	(2,301.1)	178.8

Total assets	$2,006.0	$2,688.2	$387.9	$(2,388.5)	$2,693.6

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$43.8	$275.9	$58.4	$0.6	$378.7
Accounts payable-affiliates	155.3	266.9	34.4	(452.3)	4.3
Accrued liabilities	83.2	115.2	40.3	(12.3)	226.4
Deferred income tax	0.4	7.8	—	—	8.2
Current portion of long-term debt	10.6	1.2	3.4	—	15.2

Total current liabilities	293.3	667.0	136.5	(464.0)	632.8
Long-term debt	1,419.7	2,270.3	201.9	(2,301.5)	1,590.4
Deferred income taxes	—	—	1.0	—	1.0
Other noncurrent liabilities	94.6	170.1	7.7	(1.4)	271.0

Total liabilities	1,807.6	3,107.4	347.1	(2,766.9)	2,495.2

Minority interest in unconsolidated subsidiary	—	82.2	—	(82.2)	—
Member's equity (deficit):
Member's equity	1,428.4	214.4	65.3	(279.7)	1,428.4
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
Subsidiary common stock	—	56.4	38.5	(94.9)	—
Accumulated deficit	(1,286.7)	(927.8)	(47.5)	975.3	(1,286.7)
Accumulated other comprehensive loss	56.7	82.2	(16.9)	(65.3)	56.7

Total member's equity (deficit)	198.4	(501.4)	40.8	460.6	198.4

Total liabilities and member's equity (deficit)	$2,006.0	$2,688.2	$387.9	$(2,388.5)	$2,693.6

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$(0.1)	$3.5	$8.3	$—	$11.7
Restricted cash	0.3	8.6	—	—	8.9
Receivables—net	72.4	451.7	92.5	1.8	618.4
Inventories	41.1	218.9	78.8	—	338.8
Prepaid expenses	1.5	27.3	1.2	(8.1)	21.9
Deferred income tax	—	—	0.7	—	0.7
Other current assets	4.6	6.7	3.9	—	15.2

Total current assets	119.8	716.7	185.4	(6.3)	1,015.6
Property, plant and equipment, net	98.6	1,025.8	107.7	—	1,232.1
Investment in unconsolidated affiliates	(685.5)	400.9	43.0	437.6	196.0
Intangible assets, net	2.0	8.0	26.5	(4.1)	32.4
Goodwill	—	3.3	—	—	3.3
Deferred income tax	0.4	7.8	—	—	8.2
Other noncurrent assets	2,259.0	195.0	36.2	(2,298.2)	192.0

Total assets	$1,794.3	$2,357.5	$398.8	$(1,871.0)	$2,679.6

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(22.2)	$266.6	$93.7	$1.9	$340.0
Accrued liabilities	97.4	139.8	31.9	(8.1)	261.0
Deferred income tax	0.4	7.8	—	—	8.2
Current portion of long-term debt	20.7	1.2	3.4	—	25.3

Total current liabilities	96.3	415.4	129.0	(6.2)	634.5
Long-term debt	1,784.1	2,259.8	206.2	(2,297.2)	1,952.9
Deferred income taxes	(0.4)	—	1.4	—	1.0
Other noncurrent liabilities	95.0	170.4	7.1	(.6)	271.9

Total liabilities	1,975.0	2,845.6	343.7	(2,304.0)	2,860.3

Minority interest in consolidated subsidiaries	—	65.8	—	(65.8)	—

Member's (deficit) equity:
Member's equity	1,095.2	—	—	—	1,095.2
Subsidiary preferred stock	—	70.6	1.4	(72.0)	—
Subsidiary common stock	—	56.4	77.2	(133.6)	—
Additional paid in capital	—	214.4	39.1	(253.5)	—
Accumulated deficit	(1,359.3)	(1,004.3)	(46.4)	1,050.7	(1,359.3)
Accumulated other comprehensive loss	83.4	109.0	(16.2)	(92.8)	83.4

Total member's (deficit) equity	(180.7)	(553.9)	55.1	498.8	(180.7)

Total liabilities and member's (deficit) equity	$1,794.3	$2,357.5	$398.8	$(1,871.0)	$2,679.6

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$122.8	$908.2	$97.1	$—	$1,128.1
Related party sales	—	76.3	19.3	(19.2)	76.4
Expense billed to subsidiaries	9.8	(9.3)	(0.5)	—	—

Total Revenues	132.6	975.2	115.9	(19.2)	1,204.5
Cost of goods sold	109.4	844.8	107.9	(19.0)	1,043.1

Gross Profit	23.2	130.4	8.0	(0.2)	161.4
Selling, general and administrative	11.8	21.1	5.8	(0.2)	38.5
Research and development	—	4.5	0.6	—	5.1
Other operating income	(0.5)	(1.5)	0.3	—	(1.7)
Restructuring and plant closing costs	—	3.3	0.1	—	3.4

Operating income	11.9	103.0	1.2	—	116.1
Interest income (expense), net	8.9	(45.7)	(3.9)	—	(40.7)
Equity in income of investment in unconsolidated affiliates and subsidiaries	89.6	39.1	2.3	(96.1)	34.9
Other expense	(38.1)	—	(0.4)	—	(38.5)

Income (loss) before income taxes, minority interest	72.3	96.4	(0.8)	(96.1)	71.8
Income tax benefit (expense)	0.3	(0.1)	0.6	—	0.8

Income (loss) before minority interest	72.6	96.3	(0.2)	(96.1)	72.6
Minority interest in subsidiaries' loss	—	(16.6)	—	16.6	—

Net income (loss)	72.6	79.7	(0.2)	(79.5)	72.6
Other comprehensive loss	(26.7)	(26.8)	(0.7)	27.5	(26.7)

Comprehensive income (loss)	$45.9	$52.9	$(0.9)	$(52.0)	$45.9

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$88.1	$704.4	$93.6	$—	$886.1
Related party sales	—	54.7	0.9	(2.0)	53.6
Expense billed to subsidiaries	6.7	(6.4)	(0.3)	—	—

Total Revenues	94.8	752.7	94.2	(2.0)	939.7
Cost of goods sold	80.1	705.8	86.7	(1.9)	870.7

Gross Profit	14.7	46.9	7.5	(0.1)	69.0
Selling, general and administrative	8.7	20.5	5.7	(0.2)	34.7
Research and development	—	4.6	1.0	—	5.6
Other operating income	(0.1)	(1.8)	0.5	—	(1.4)

Operating income	6.1	23.6	0.3	0.1	30.1
Interest expense, net	(0.6)	(42.8)	(3.4)	—	(46.8)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(60.9)	(38.4)	0.7	59.5	(39.1)
Other (expense) income	(1.8)	—	0.2	—	(1.6)

Loss before income taxes, minority interest	(57.2)	(57.6)	(2.2)	59.6	(57.4)
Income tax benefit	2.2	—	0.2	—	2.4

Loss before minority interest	(55.0)	(57.6)	(2.0)	59.6	(55.0)
Minority interest in subsidiaries' loss	—	0.8	—	(0.8)	—

Net loss	(55.0)	(56.8)	(2.0)	58.8	(55.0)
Other comprehensive income (loss)	1.4	0.9	(0.9)	—	1.4

Comprehensive loss	$(53.6)	$(55.9)	$(2.9)	$58.8	$(53.6)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net income (loss)	$72.6	$79.7	$(0.2)	$(79.5)	$72.6
Adjustments to reconcile net loss to net cash from operating activities:
Equity in income of investment in unconsolidated affiliates	(89.6)	(39.1)	(2.3)	96.1	(34.9)
Minority interest in subsidiaries	—	16.6	—	(16.6)	—
Depreciation and amortization	3.5	23.4	4.1	—	31.0
Provision (recovery of) for losses on accounts receivable	—	1.2	—	—	1.2
Loss on disposal of assets	—	0.8	—	—	0.8
Loss on early extingishment of debt	38.3	—	—	—	38.3
Non-cash interest expense	(45.7)	44.0	2.6	—	0.9
Non-cash interest on affiliate debt					—
Deferred income taxes	—	—	(0.1)	—	(0.1)
Net changes in operating assets and liabilities:
Accounts and notes receivables	120.3	(139.8)	21.5	—	2.0
Inventories	(10.0)	(21.1)	(0.4)	—	(31.5)
Prepaid expenses	0.8	11.7	(0.1)	(4.1)	8.3
Other current assets	—	—	(0.5)	—	(0.5)
Other noncurrent assets	(0.8)	0.9	2.3	—	2.4
Accounts payable	8.9	53.1	(21.1)	0.6	41.5
Accrued liabilities	(14.1)	(24.0)	—	4.1	(34.0)
Other noncurrent liabilities	1.9	0.8	0.1	(0.6)	2.2

Net cash provided by operating activities	86.1	8.2	5.9	—	100.2

Investing activities:
Capital expenditures for plant and equipment	(10.7)	(7.8)	(2.2)	—	(20.7)
Change in restricted cash	—	(0.4)	—	—	(0.4)

Net cash used in investing activities	(10.7)	(8.2)	(2.2)	—	(21.1)

Financing activities:
Net (repayment) borrowings on revolving loan facilities	(63.6)	—	2.8	—	(60.8)
Repayment of long-term debt	(311.7)	(0.3)	—	—	(312.0)
Debt issuance cost paid	(0.2)	—	—	—	(0.2)
Cost of early extinguishment of debt	(31.7)	—	—	—	(31.7)
Capital contributions from parent	333.2	—	—	—	333.2

Net cash (used in) provided by financing activities	(74.0)	(0.3)	2.8	—	(71.5)

Effect of exchange rate changes on cash	(0.2)	—	(0.1)	—	(0.3)

Increase (decrease) in cash and cash equivalents	1.2	(0.3)	6.4	—	7.3
Cash and cash equivalents at beginning of period	(0.1)	3.5	8.3	—	11.7

Cash and cash equivalents at end of period	$1.1	$3.2	$14.7	$—	$19.0

HUNTSMAN LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Cash flows from operating activities:
Net loss	$(55.0)	$(56.8)	$(2.0)	$58.8	$(55.0)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	60.9	38.4	(0.7)	(59.5)	39.1
Depreciation and amortization	3.8	23.5	5.3	—	32.6
Recovery of losses on accounts receivable	(0.5)	(1.4)	—	—	(1.9)
Loss on disposal of plant and equipment	—	0.2	—	—	0.2
Non-cash interest expense	1.4	0.3	—	—	1.7
Loss on early extinguishment of debt	—	1.9	—	—	1.9
Non-cash interest on affiliate debt	—	—	0.3	—	0.3
Deferred income taxes	—	—	(0.9)	—	(0.9)
Minority interest in subs	—	(0.8)	—	0.8	—
Net changes in operating assets and liabilities:
Accounts and notes receivables	45.2	234.6	(54.3)	(270.5)	(45.0)
Inventories	(2.4)	13.1	0.7	—	11.4
Prepaid expenses	0.7	10.2	0.1	—	11.0
Other current assets	—	0.4	(1.9)	—	(1.5)
Other noncurrent assets	2.2	(7.9)	(0.6)	0.1	(6.2)
Accounts payable	(146.5)	(165.4)	42.1	270.5	0.7
Accrued liabilities	3.9	(20.9)	13.3	(0.1)	(3.8)
Other noncurrent liabilities	1.6	(1.0)	0.3	(0.1)	0.8

Net cash (used in) provided by operating activities	(84.7)	68.4	1.7	—	(14.6)

Investing activities:
Capital expenditures for plant and equipment	(0.4)	(12.9)	(2.6)	—	(15.9)
Net borrowings (payments) on intercompany debt	19.4	(20.8)	1.4	—	—
Change in restricted cash	0.3	1.5	—	—	1.8

Net cash provided by (used in) investing activities	19.3	(32.2)	(1.2)	—	(14.1)

Financing activities:
Net borrowings on revolving loan facilities	72.8	—	—	—	72.8
Repayment of long-term debt	(0.9)	(36.9)	(0.8)	—	(38.6)

Net cash provided by (used in) financing activities	71.9	(36.9)	(0.8)	—	34.2

Effect of exchange rate changes on cash	0.1	0.8	(1.6)	—	(0.7)

Increase (decrease) in cash and cash equivalents	6.6	0.1	(1.9)	—	4.8
Cash and cash equivalents at beginning of period	0.8	0.4	18.3	—	19.5

Cash and cash equivalents at end of period	$7.4	$0.5	$16.4	$—	$24.3

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

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemical products. Our products are used in a wide range of applications, including those in the adhesives, automotive, construction products, durable and non-durable consumer products, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa. Our business is organized around our three segments: Performance Products, Polymers and Base Chemicals. The major products of each operating segment are as follows:

Segment	Products
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols and technology licenses
Polymers	Ethylene (produced at our Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, paraxylene and cyclohexane

        Our products are divided into two broad categories—differentiated and commodity chemicals. Our Performance Products segment produces differentiated products, and our Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, certain products in our Polymers segment follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our three operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable. In ethylene glycol and maleic anhydride, higher industry capacity utilization rates due to stronger demand have resulted in higher profitability compared with the first quarter of 2004.

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Base Chemicals segment has improved in 2005 as demand has strengthened and average selling prices and profit margins have increased in most of our product lines.

Recent Developments

Huntsman Corporation Initial Public Offering

        On February 16, 2005, Huntsman Corporation, our parent corporation, completed an initial public offering of 55,681,819 shares of its common stock sold by Huntsman Corporation and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of its 5% mandatory convertible preferred stock sold by Huntsman Corporation at a price to the public of $50 per share. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which was used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP, our Company and HIH as follows:

  •
  On February 16, 2005, we used $41.6 million of the net cash proceeds from the offering to redeem in full our subordinated note due Horizon Ventures LLC.

  •
  On February 28, 2005, Huntsman Corporation used $1,216.7 million of the net cash proceeds from the offering, along with $35.0 million in available cash, to redeem

  •
  all of the outstanding senior secured discount notes due 2008 of HMP,

  •
  $452.3 million of the outstanding senior discount notes due 2009 of HIH, and

  •
  $159.4 million of our senior secured notes due 2010.

  •
  On March 14, 2005, Huntsman Corporation used $151.7 million of the net cash proceeds from the offering to redeem the remaining outstanding senior discount notes due 2009 of HIH, $78.0 million of our senior notes due 2012 and to pay $7.8 million to HMP warrant holders for a certain consent fee.

  •
  On March 17, 2005, Huntsman Corporation used $26.8 million of net cash proceeds from the offering to redeem an additional $24.0 million of our senior notes due 2012.

        In connection with the repayment of the indebtedness discussed above, we reported a loss on early extinguishment of debt during the first quarter of 2005 of $38.3 million.

Reduction in Our Percentage Ownership of HIH

        Prior to February 16, 2005, we owned 60% of the membership interests in HIH. In connection with Huntsman Corporation's initial public offering of common and preferred stock and the related reorganization transactions among certain affiliates, our ownership of HIH was reduced to 42% effective February 16, 2005. Accordingly, beginning in March 2005, we no longer consolidate HIH with our results of operations. In this report, we have reflected our membership interest in HIH using the equity method for all periods presented.

Exchange Offer for HLLC Senior Notes

        On June 22, 2004, we sold $300 million of our senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of our senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). We filed a registration statement on Form S-4 with the SEC on April 19, 2005 with respect to the HLLC Senior Notes. We filed an amendment to such registration statement on May 2, 2005. The SEC declared our registration statement effective on May 5, 2005. We expect to complete an exchange offer for the HLLC Senior Notes approximately 30 days after the effective date of the registration statement.

Production Capacity Expansions

        On April 26, 2005, we announced our intention to pursue the expansion of our annual maleic anhydride manufacturing capacity by 100 million pounds. The new capacity, which could be on line as early as the first quarter of 2008, will increase our production capacity in the Americas by over 40% to 335 million pounds.

        On April 29, 2005, we announced our intention to increase our ethanolamines manufacturing capacity by 70 million pounds per year, bringing total capacity at our Port Neches, Texas production facility to 410 million pounds per year. We have begun the engineering for the expansion project and expect to have the new capacity on line by the first quarter of 2006.

Results of Operations

        The following sets forth the consolidated results of operations for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
			Percent Change
	2005	2004
Revenues	$1,204.5	$939.7	28%
Cost of goods sold	1,043.1	870.7	20%

Gross profit	161.4	69.0	134%
Operating expenses	41.9	38.9	8%
Restructuring and plant closing costs	3.4	—	NM

Operating income	116.1	30.1	286%
Interest expense, net	(40.7)	(46.8)	13%
Equity in income (losses) of unconsolidated affiliates	34.9	(39.1)	NM
Other expense	(38.5)	(1.6)	NM

Income (loss) before income taxes	71.8	(57.4)	NM
Income tax benefit	0.8	2.4	67%

Net income (loss)	72.6	(55.0)	NM
Interest expense, net	40.7	46.8	13%
Income tax benefit	(0.8)	(2.4)	67%
Depreciation and amortization	31.0	32.6	5%

EBITDA(1)	$143.5	$22.0	NM

NM—Not meaningful.

        Included in EBITDA are the following unusual items of expense:

	Three months ended March 31,
	2005	2004
Early extinguishment of debt	$(38.3)	$(1.9)
Restructuring and plant closing costs:
Performance Products	$(1.0)	$—
Polymers	(1.9)	—
Base Chemicals	(0.5)	—

Total restructuring and plant closing costs	(3.4)	—

Total unusual items of expense included in EBITDA	$(41.7)	$(1.9)

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

	Three months ended March 31,
			Percent Change
	2005	2004
EBITDA(1)	$143.5	$22.0	NM
Depreciation and amoritization	(31.0)	(32.6)	(4.9)%
Interest expense, net	(40.7)	(46.8)	(13.0)%
Income tax benefit	0.8	2.4	(66.7)%

Net income (loss)	72.6	(55.0)	NM
Provision for (recovery of) losses on accounts receivable	1.2	(1.9)	NM
Equity in (earnings) losses of investment in unconsolidated affiliates	(34.9)	39.1	NM
Depreciation and amortization expense	31.0	32.6	(4.9)%
Non-cash interest	0.9	2.0	NM
Deferred income tax	(0.1)	(0.9)	(88.9)%
Loss on early retirement of debt	38.3	1.9	NM
Other, net	0.8	0.2	NM
Changes in operating assets and liabilities	(9.6)	(32.6)	NM

Net cash provided by (used in) operating activites	$100.2	$(14.6)	NM

NM—Not meaningful

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        For the three months ended March 31, 2005 we had net income of $72.6 million on revenues of $1,204.5 million compared to a net loss of $55.0 million on revenues of $939.7 million for the three months ended March 31, 2004. The increase of $127.6 million in net income was the result of the following items:

  •
  Revenues for the three months ended March 31, 2005 increased by $264.8 million, or 28%, as compared to the same period in 2004. The increase was largely attributable to higher average selling prices for all of our business segments. For details regarding changes in selling prices and sales volumes, see the discussion by operating segments below.

  •
  Gross profit for the three months ended March 31, 2005 increased by $92.4 million, or 134%, as compared to the same period in 2004, due principally to higher contribution margins in the first quarter of 2005 as average selling prices increased more than raw material and energy costs.

  •
  Operating expenses for the three months ended March 31, 2005 increased by $3.0 million, or 8%, as compared to the same period in 2004.

  •
  During the three months ended March 31, 2005, we recorded restructuring and plant closing costs of $3.4 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  •
  Interest expense, net for the three months ended March 31, 2005 decreased by $6.1 million, or 13%, as compared to the same period in 2004, primarily resulting from lower average debt balances during the 2005 period largely resulting from the application of a portion of the proceeds from the Huntsman Corporation initial public offering completed February 16, 2005.

  •
  Other expense for the three months ended March 31, 2005 increased by $36.9 million to $38.5 million from $1.6 million during the same period in 2004, primarily as a result of a $38.3 million increase in loss on early extinguishment of debt in the first quarter of 2005.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

	Three months ended
	March 31, 2005	March 31, 2004	Percent Change
Revenues:
Performance Products	$338.2	$301.5	12%
Polymers	413.6	314.5	32%
Base Chemicals	540.8	385.3	40%
Eliminations	(88.1)	(61.6)	43%

Total	$1,204.5	$939.7	28%

Segment EBITDA
Performance Products	$66.7	$33.5	99%
Polymers	44.9	18.9	138%
Base Chemicals	59.4	21.9	171%
Corporate and other	(27.5)	(52.3)	NM

Total	$143.5	$22.0	552%

NM—Not meaningful

Performance Products

        For the three months ended March 31, 2005, Performance Products revenues increased by $36.7 million, or 12%, as compared to the same period in 2004, primarily as a result of higher average selling prices for all major product lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 20% in response to higher raw material and energy costs and improved market conditions. Sales volumes declined by 7%, principally due to lower sales of certain surfactants products.

        For the three months ended March 31, 2005, Performance Products segment EBITDA increased by $33.2 million, or 99%, as compared to the same period in 2004. During the three months ended March 31, 2005, we recorded restructuring charges of $1.0 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Performance Products segment EBITDA increased by $34.2 million resulting primarily from higher margins as average selling prices increased more than raw material and energy costs.

Polymers

        For the three months ended March 31, 2005, Polymers revenues increased by $99.1 million, or 32%, as compared to the same period in 2004, due mainly to 41% higher average selling prices, offset somewhat by 6% lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and to higher raw material and energy costs. Sales volumes decreased principally due to lower production and reduced demand for certain products.

        For the three months ended March 31, 2005, Polymers segment EBITDA increased by $26.0 million, or 138%, as compared to the same period in 2004. During the three months ended March 31, 2005, our Polymers segment recorded restructuring and plant closing charges of $1.9 million.

For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Polymers segment EBITDA increased by $27.9 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Base Chemicals

        For the three months ended March 31, 2005, Base Chemicals revenues increased by $155.5 million, or 40%, as compared to the same period in 2004 due principally to a 41% increase in average selling prices and a 1% increase in sales volumes. Average selling prices increased primarily in response to higher raw material and energy costs. Sales volumes increases were driven by increases in sales volumes of olefins, MTBE and cyclohexane of 4%, 2% and 8%, respectively, principally as a result of increased demand.

        For the three months ended March 31, 2005, Base Chemicals segment EBITDA increased by $37.5 million or 171%, as compared to the same period in 2004. During the three months ended March 31, 2005, the Base Chemicals segment recorded restructuring and plant closing charges of $0.5 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, the Base Chemicals segment EBITDA increased by $38.0 million, resulting primarily from higher margins as average selling prices increased more than raw material and energy costs.

Corporate and Other

        Corporate and other items include unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the three months ended March 31, 2005, EBITDA from corporate and other items improved by $24.8 million to a loss of $27.5 million from a loss of $52.3 million for the same period in 2004, primarily as a result of a change in equity in earnings of unconsolidated affiliates of $74.0 million, partially offset by a $38.3 million loss on early extinguishment of debt.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the three months ended March 31, 2005 was $100.2 million as compared to net cash used in operating activities of $14.6 million for the three months ended March 31, 2004. This increase is primarily attributable to a higher net income of $127.6 million and a decrease in net operating assets and liabilities of $23.0 million. In addition, there was a favorable variance of $36.4 million in loss on early extinguishment of debt, partially offset by an unfavorable variance of $74.0 million in equity in losses of investments in unconsolidated affiliates.

        Capital expenditures for the three months ended March 31, 2005 were $20.7 million as compared to $15.9 million for the same period in 2004.

        Net cash used in financing activities for the three months ended March 31, 2005 was $(71.5) million as compared to cash provided by financing activities of $34.2 million provided by financing activities in the three months ended March 31, 2004. This variance is primarily related to the repayment of $60.8 million of revolver borrowings resulting from positive cash flow from operations during the 2005 period as compared to $72.8 million of borrowings required in the comparable period 2004 due to negative cash flow from operations. In addition, as a result of Huntsman Corporation's initial public offering, we received $333.2 million in contributions that were used to repay indebtedness.

Changes in Financial Condition

        The following information summarizes our net working capital position as of March 31, 2005 and December 31, 2004 (dollars in millions):

	March 31, 2005	December 31, 2004	Difference
Current assets:
Cash, cash equivalents, and restricted cash	$28.3	$20.6	$7.7
Accounts and notes receivables	611.3	618.4	(7.1)
Inventories	369.4	338.8	30.6
Prepaid expenses	13.7	21.9	(8.2)
Deferred income taxes	0.7	0.7	—
Other current assets	15.4	15.2	0.2

Total current assets	1,038.8	1,015.6	23.2

Current liabilities:
Accounts payable	383.0	340.0	43.0
Accrued liabilities	226.4	261.0	(34.6)
Deferred income taxes	8.2	8.2	—
Current portion of long-term debt	15.2	25.3	(10.1)

Total current liabilities	632.8	634.5	(1.7)

Working capital	$406.0	$381.1	$24.9

        At March 31, 2005 our net working capital position was $406.0 million as compared to $381.1 million at December 31, 2004, resulting in an increase of $24.9 million. The changes in working capital can be explained as follows:

  •
  The increase in cash, cash equivalents and restricted cash is primarily the result of matters identified in the Condensed Consolidating Statement of Cash Flows.

  •
  The increase in inventories of $30.6 million is due primarily to higher raw materials and energy costs.

  •
  The increase of $43.0 million in accounts payable is primarily due to an increase in raw materials and energy costs and improved payment terms.

  •
  Accrued liabilities decreased by $34.6 million, principally due to a decrease in payroll accruals largely associated with the timing of payments of payroll and a decrease in property tax accruals.

Debt and Liquidity

  HLLC Credit Facilities

        On October 14, 2004, we completed a $1,065 million refinancing of our senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). The HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under our prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of our current and intangible assets and those of our domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of our property, plant and equipment and those of our restricted domestic subsidiaries and our indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of our property, plant and equipment and that of our restricted domestic subsidiaries and our indirect equity interest in HIH; and by a second priority lien on substantially all of our current and intangible assets and those of our restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by our domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is our restricted subsidiary and they are not HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at our option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows us to borrow up to $50 million secured by letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of March 31, 2005 and 2004, the weighted average interest rates on our senior credit facilities were 5.9% and 5.8%, respectively, excluding the impact of interest rate hedges. As of March 31, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of Huntsman Corporation's initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by us, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%. The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the HLLC Credit Facilities as of March 31, 2005.

  HLLC Senior Secured Notes

        On September 30, 2003, we sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, we sold an additional $75.4 million aggregate principal amount of senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semiannually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all our obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the HLLC Senior Secured Notes as of March 31, 2005.

  HLLC Senior Notes

        On June 22, 2004, we sold $300 million of our senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of our senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of March 31, 2005 was 9.91%, before additional interest as discussed below. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from the offering of the HLLC Senior Notes were used to repay $362.9 million on our prior term loan B and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are our unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that we were in compliance with the covenants of the HLLC Senior Notes as of March 31, 2005.

        Under the terms of a registration rights agreement among us, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, we were required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because we did not file the registration statement by the Filing Date, we are required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which we were paying as of March 31, 2005. We have filed the registration statement with the SEC and the registration statement was declared effective on May 5, 2005, and the additional interest ceased to accrue as of the preceding day.

  HLLC Notes and Huntsman Polymers Notes

        Our 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of March 31, 2005 are our unsecured subordinated obligations and are junior in right of payment to all of our existing and future secured or unsecured senior indebtedness and effectively junior to any of our secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at our option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 6.04% and 5.19% as of March 31, 2005 and 2004, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

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

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of March 31, 2005 and December 31, 2004, the unamortized discount on the note was $5.0 million and $5.4 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), our indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of March 31, 2005, borrowings under the HCA Facilities totaled A$57.5 million ($44.3 million), which include A$41.8 million ($32.2 million) on the term loan facility and A$15.2 million ($11.7 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of March 31, 2005 borrowings under the HCCA Facility totaled A$22.2 million ($17.1 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to us. As of March 31, 2005, the interest rate on the HCA Facilities and the HCCA Facility was 8.7%. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility as of March 31, 2005.

        On July 2, 2001, we entered into a 15% note payable (the "Affiliate Note") with an affiliated entity in the amount of $25.0 million. Interest on the Affiliate Note was not paid in cash, but accrued at a designated effective rate of 15% per annum, compounded annually. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of Huntsman Corporation's initial public offering. As of December 31, 2004 and February 16, 2005, accrued interest added to the principal balance was $15.9 million and $16.6 million, respectively.

        As of March 31, 2005, we had $3.4 million outstanding on short term notes payable for financing a portion of our insurance premiums. Such notes have monthly scheduled amortization payments through the second quarter of 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of March 31, 2005, we had $61.3 million of outstanding borrowings and approximately $17.6 million of outstanding letters of credit under our $350 million HLLC revolving facility. We had $28.3 million of cash on our balance sheet as of March 31, 2005. As of March 31, 2005, we had cash and unused borrowing capacity of approximately $299.4 million. During the first quarter of 2005, we repaid $63.7 million on the HLLC Revolving Facility from operating cash flows.

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

Off-Balance Sheet Arrangements

        Other than certain operating leases that are material, which have been entered into in the normal course of business, we do not have any off-balance sheet financing arrangements such as synthetic leases or securitization agreements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that may arise if we had engaged in such financing arrangements.

Restructuring

        As of March 31, 2005, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$11.0	$2.5	$—	$—	$13.5
2005 charges for 2004 activities	0.3	—	0.5	2.6	3.4
2005 payments for 2004 activities	(2.4)	—	—	(2.9)	(5.3)
Foreign currency effect on reserve balance	(0.1)	—	—	—	(0.1)

Accrued liabilities as of March 31, 2005	$8.8	$2.5	$0.5	$(0.3)	$11.5

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43."

(2)
Accrued liabilities by activities are as follows:

	March 31, 2005	December 31, 2004
2001 activities	$2.8	$2.8
2004 activities	8.1	10.0
Foreign currency effect on reserve balance	0.6	0.7

Total	$11.5	$13.5

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Performance Products	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$7.7	$5.8	$—	$13.5
2005 charges for 2004 activities	1.0	1.9	0.5	3.4
2005 payments for 2004 activities	(2.3)	(2.6)	(0.4)	(5.3)
Foreign currency effect on reserve balance	(0.1)	—	—	(0.1)

Accrued liabilities as of March 31, 2005	$6.3	$5.1	$0.1	$11.5
Current portion of restructuring reserve	$6.3	$2.7	$0.1	$9.1
Long-term portion of restructuring reserve	—	2.4	—	2.4
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$5.6	$—	$—	$5.6
Estimated additional charges beyond one year	$—	$—	$—	$—

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $11.5 million and $13.5 million, respectively. During the three months ended March 31, 2005 we recorded additional charges of $3.4 million (all of which is payable in cash) for workforce reductions, non-cancelable lease costs, and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $5.3 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $7.7 million related to various restructuring programs, mainly in connection with the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the three months ended March 31, 2005, our Performance Products segment recorded restructuring charges of $1.0 million related to 2004 activities, all of which is payable in cash, and made cash payments of $2.3 million. These restructuring activities are expected to result in additional charges of approximately $5.6 million in 2005.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of an Australian manufacturing unit and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the three months ended March 31, 2005, our Polymers segment recorded restructuring charges of $1.9 million related to these activities, all of which are payable in cash, and made cash payments of $2.6 million. These restructuring activities are not expected to result in any additional material restructuring charges.

        During the three months ended March 31, 2005, our Base Chemicals segment recorded restructuring charges of $0.5 million related to the relocation of our corporate offices to The Woodlands, Texas and the consolidation of our U.S. purchasing functions, all of which are payable in cash and made cash payments of $0.4 million.

Capital Expenditures

        Capital expenditures for the three months ended March 31, 2005 were $20.7 million. During 2005, we expect to spend approximately $100 million on capital expenditures.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $2.6 million and $7.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of March 31, 2005, we have paid $1.9 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, alleged nuisance odors, and alleged upset air emissions. TCEQ had proposed a penalty of $9,300 for the alleged nuisance odor violations, but withdrew the allegations and the proposed penalty in a February 28, 2005 letter to Huntsman, thus resolving this issue. The TCEQ proposed $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these two alleged violations. We do not believe that the final cost to resolve these matters will be material.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $77,137. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "Part II, Item 1—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3.0 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $14 million for environmental liabilities as of each of March 31, 2005 and December 31, 2004. Of these amounts, approximately $2 million are classified as accrued liabilities on our consolidated balance sheets as of each of March 31, 2005 and December 31, 2004, and approximately $12 million are classified as other noncurrent liabilities on our consolidated balance sheets as of each of March 31, 2005 and December 31, 2004. These accruals each include approximately $6 million for environmental remediation liabilities. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1. 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.7 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 31, 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

Critical Accounting Policies

        There have been no changes in the first quarter of 2005 with respect to our critical accounting policies as presented in the notes to our financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of all such factors and the risks specified in our Annual Report on Form 10-K.

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

Interest Rates

        As of March 31, 2005, we had entered into approximately $184 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately nine to twenty-seven months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The

U.S. dollar swap transactions obligate us to pay fixed amounts ranging from 3.8% to 6.6% of the notional amount in exchange for LIBOR-based floating amounts. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        As of March 31, 2005, the estimated value of our consolidated debt was approximately $1,718.4 million and the weighted average interest rate of our combined borrowings was approximately 8.2%. As of March 31, 2005, we had combined outstanding variable rate borrowings of approximately $1 billion. The weighted average interest rate of these borrowings was approximately 6.4%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $10 million. This increase would be reduced by approximately $1.8 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice.

Currency Exchange

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. However, our sales prices are typically denominated in U.S. dollars. As a result, the impact of fluctuations in exchange rates is not material to our cash flows and earnings.

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

        In connection with the audit of the Group's financial statements for the year ended December 31, 2004, the auditors did not identify any matters that they deemed to be material weaknesses. In conducting their audit, however, the auditors did not undertake to audit the Group's internal controls, and thus we cannot give any assurance that they would not have noted additional material weaknesses, or reiterated the material weaknesses described above, had they done so. Nor can we give any assurance that the auditors will not note additional material weaknesses, or reiterate the material weaknesses described above, in future audits of the Group's financial statements. Any such material weaknesses could cause the Group to fail to meet its reporting obligations or result in material misstatements in the Group's financial statements.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Group has engaged Ernst & Young LLP to assist the Group's management in its evaluation of the Group's internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of its "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to the Group beginning with its Annual Reports on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that the Group's internal controls will be effective when Section 404 becomes applicable to it. Ineffective internal controls could cause investors to lose confidence in the Group's reported financial information and could result in a lower trading price for the Group's securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits include the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	749
Claims unresolved at end of period	135

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

        The following table presents for the period indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

Three months ended March 31, 2005
Tendered during the period	19
Resolved during the period	9
Unresolved at end of the period	408

We have never made any payments with respect to these cases. As of March 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Three months ended March 31, 2005
Filed during period	4
Resolved during period	1
Unresolved at end of period	32

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the three months ended March 31, 2005.

        As of March 31, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Part I, Item II, Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2005	HUNTSMAN LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002