Form 10-Q
period 2005-06-30
HUNTSMAN LLC
filed 2005-08-10
CIK 1266794

Use these links to rapidly review the document
HUNTSMAN LLC QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

        On August 10, 2005, 10,000,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

HUNTSMAN LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$14.2	$11.7
Restricted cash	13.5	8.9
Accounts and notes receivable (net of allowance for doubtful accounts of $9.0 and $7.7, respectively)	494.8	540.3
Accounts receivable from affiliates	78.5	64.4
Inventories	356.2	338.8
Prepaid expenses	1.8	21.9
Deferred income taxes	0.5	0.7
Other current assets	1.9	1.6

Total current assets	961.4	988.3
Property, plant and equipment, net	1,211.2	1,232.1
Investment in unconsolidated affiliates	197.9	196.0
Intangible assets, net	30.7	32.4
Goodwill	3.3	3.3
Deferred income taxes	8.3	8.2
Receivables from affilitates	9.5	12.8
Other noncurrent assets	162.2	179.2

Total assets	$2,584.5	$2,652.3

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$319.7	$318.4
Accounts payable to affiliates	15.4	21.6
Accrued liabilities	199.5	233.7
Deferred income taxes	8.3	8.2
Current portion of long-term debt	4.6	25.3

Total current liabilities	547.5	607.2
Long-term debt	1,554.6	1,912.0
Long-term debt to affiliates	—	40.9
Deferred income taxes	0.4	1.0
Other noncurrent liabilities	269.2	271.9

Total liabilities	2,371.7	2,833.0

Commitments and contingencies (Note 15 and 16)
Member's equity (deficit):
Member's equity, 10,000,000 units	1,428.4	1,095.2
Accumulated deficit	(1,230.3)	(1,359.3)
Accumulated other comprehensive income	14.7	83.4

Total member's equity (deficit)	212.8	(180.7)

Total liabilities and member's equity (deficit)	$2,584.5	$2,652.3

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH (as defined below) was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited condensed consolidated financial statements below.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2005	2004(1)	2005	2004(1)
Revenues:
Trade sales	$1,095.8	$914.4	$2,223.9	$1,800.5
Related party sales	72.9	54.6	149.3	108.2

Total revenues	1,168.7	969.0	2,373.2	1,908.7
Cost of goods sold	1,054.8	916.8	2,097.9	1,787.5

Gross profit	113.9	52.2	275.3	121.2
Expenses:
Selling, general and administrative	46.5	37.8	85.0	72.5
Research and development	5.5	5.8	10.6	11.4
Other operating income	(0.5)	(3.8)	(2.2)	(5.2)
Restructuring and plant closing costs	0.9	25.6	4.3	25.6

Total expenses	52.4	65.4	97.7	104.3

Operating income (loss)	61.5	(13.2)	177.6	16.9
Interest expense, net	(37.7)	(42.1)	(78.4)	(88.9)
Equity in income (losses) of investment in unconsolidated affiliates	35.0	(70.8)	69.9	(109.9)
Other expense	(1.6)	(2.1)	(40.1)	(3.7)

Income (loss) before income taxes	57.2	(128.2)	129.0	(185.6)
Income tax (expense) benefit	(0.8)	(1.6)	—	0.8

Net income (loss)	56.4	(129.8)	129.0	(184.8)
Other comprehensive loss	(42.0)	(11.9)	(68.7)	(10.5)

Comprehensive income (loss)	$14.4	$(141.7)	$60.3	$(195.3)

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited condensed consolidated financial statements below.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in Millions)

	Member's equity
			Accumulated Deficit	Accumulated other comprehensive income (loss)
	Units	Amount			Total
Balance, December 31, 2004	10,000,000	$1,095.2	$(1,359.3)	$83.4	$(180.7)
Net income	—	—	129.0	—	129.0
Other comprehensive loss	—	—	—	(68.7)	(68.7)
Contribution from parent	—	333.2	—	—	333.2

Balance, June 30, 2005	10,000,000	$1,428.4	$(1,230.3)	$14.7	$212.8

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2005	2004(1)
Operating Activities:
Net income (loss)	$129.0	$(184.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	(69.9)	109.9
Depreciation and amortization	63.0	66.6
Provision for (recovery of) losses on accounts receivable	1.4	(0.7)
Loss on disposal of assets	1.0	0.7
Loss on early extinguishment of debt	38.6	4.2
Noncash interest expense	4.4	3.5
Noncash interest expense on affiliate debt	—	0.3
Noncash restructuring and plant closing costs	—	21.5
Deferred income taxes	—	(0.9)
Unrealized loss on foreign currency transactions	0.8	—
Changes in operating assets and liabilities:
Accounts and notes receivables	40.7	(58.1)
Inventories	(19.2)	12.3
Prepaid expenses	20.2	25.6
Other current assets	(0.6)	(1.6)
Other noncurrent assets	3.2	(25.3)
Accounts payable	(23.4)	52.1
Accrued liabilities	(32.7)	(23.8)
Other noncurrent liabilities	2.3	(2.1)

Net cash provided by (used in) operating activities	158.8	(0.6)

Investing Activities:
Capital expenditures	(34.5)	(29.5)
Net cash received from unconsolidated affiliates	1.7	—
Change in restricted cash	(4.6)	(3.0)

Net cash used in investing activities	(37.4)	(32.5)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(53.0)	74.3
Repayment of long-term debt	(366.5)	(430.3)
Issuance of senior unsecured notes	—	400.0
Net borrowings from affiliate	—	0.1
Cost of early extinguishment of debt	(31.7)	—
Debt issuance costs paid	(0.2)	(12.1)
Capital contribution from parent	333.2	—

Net cash (used in) provided by financing activities	(118.2)	32.0

Effect of exchange rate changes on cash	(0.7)	(0.8)

Increase (decrease) in cash and cash equivalents	2.5	(1.9)
Cash and cash equivalents at beginning of period	11.7	19.5

Cash and cash equivalents at end of period	$14.2	$17.6

Supplemental cash flow information:
Cash paid for interest	$85.4	$78.6
Cash paid for income taxes	0.8	16.7

(1)
In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005 and the related reorganization transactions among certain affiliates, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, accordingly, we no longer consolidated HIH with our results of operations beginning in March 2005 and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented. For more information, see "Note 1—General" to the accompanying unaudited condensed consolidated financial statements below.

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

        HIH is a global manufacturer and marketer of polyurethanes, amines, surfactants, titanium dioxide ("TiO2") and basic petrochemicals. HIH and its subsidiaries, including HI, are separately financed from us, their debt is non-recourse to us, and we are not obligated to make cash contributions to, or investments in, HIH and its subsidiaries. Prior to February 16, 2005, we owned 60% of the membership interests of HIH. In connection with the Huntsman Corporation reorganization transactions, our ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes this was considered a reorganization of entities under common control, and, beginning in March 2005, we no longer consolidate HIH with our results of operations and have reclassified our financial statements to reflect our membership interest in HIH using the equity method for all periods presented.

Proposed Merger into Huntsman International LLC and Proposed New Credit Facility

        In July 2005, we obtained the required consents from the holders of our senior secured notes (the "HLLC Senior Secured Notes") and our senior notes (the "HLLC Senior Notes") to amend certain provisions in the indentures governing these notes. The amendments will facilitate the proposed merger of our Company with and into HI. The amendments include, among other things, the increase in the amount of secured indebtedness we can incur. In addition, with respect to the HLLC Senior Secured Notes, the amendment also provides for the elimination of stock pledges of subsidiaries as collateral under the applicable indentures.

        The proposed merger of our Company with and into HI will help simplify the financing and reporting structure of Huntsman Corporation and is expected to facilitate other organizational efficiencies. We have recently completed the syndication of the proposed new secured credit facility for the merged company. The proposed secured credit facility is expected to be comprised of a $1.85 billion term loan due 2012 and a $650 million revolving loan facility due 2011. Initial interest rate margins under the proposed secured credit facility are contemplated to be at LIBOR plus 1.75%. Proceeds from the new credit facility will be used to repay outstanding borrowings under our existing senior secured credit facilities, HI's senior secured credit facilities and certain other debt. We expect to complete the merger and related financing in the third quarter of 2005. However, there can be no assurances that the new facility will be obtained. If the credit facility is not obtained, the proposed merger will not occur.

        The following tables provide a summary of our structure before and after the proposed merger:

(1)
Represents Huntsman Corporation's equity in Huntsman Advanced Materials LLC. The balance of the equity is owned by third parties, including affiliates of SISU Capital Limited.

Business

        We are a manufacturer and marketer of a wide range of chemical products that are sold to diversified consumer and industrial end markets. We have manufacturing facilities located in North America, Europe and Australia and sell our products globally through our three principal operating segments: Performance Products, Polymers and Base Chemicals.

Principles of Consolidation

        Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary.

Interim Financial Statements

        Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes to condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Information in this report for dates and periods prior to December 31, 2004 differs from amounts previously presented due to the reorganization transaction as discussed in "—Company" above.

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

Reclassifications

        Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R), to clarify certain complexities. We adopted this financial interpretation on January 1, 2005, as required. The impact of FIN 46R was not significant.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $2.1 and $2.7 million during the three months ended June 30, 2005 and during the six months ended June 30,

2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

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

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

3.     INVENTORIES

        Inventories consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$113.0	$106.0
Work in progress	16.8	16.7
Finished goods	307.2	297.5

Total	437.0	420.2
LIFO reserves	(80.8)	(81.0)
Lower of cost or market reserves	—	(0.4)

Net	$356.2	$338.8

        As of June 30, 2005 and December 31, 2004, approximately 55.8% and 56.2%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At June 30, 2005 and December 31, 2004, the excess of current cost over the stated LIFO value was $80.8 million and $81.0 million, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. No gains or losses are recognized on these exchanges and the net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $2.1 million payable and $6.4 million payable (0.1 million and 10.8 million pounds) at June 30, 2005 and December 31, 2004, respectively.

4.     PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Land	$66.3	$65.9
Buildings	235.6	233.9
Plant and equipment	2,043.6	2,009.0
Construction in progress	64.4	65.7

Total	2,409.9	2,374.5
Less accumulated depreciation	(1,198.7)	(1,142.4)

Net	$1,211.2	$1,232.1

        Depreciation expense was $28.0 million and $55.8 million, and $29.8 million and $58.6 million for three and six months ended June 30, 2005 and 2004, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $4.9 million at both June 30, 2005 and December 31, 2004, respectively; related amounts included in accumulated depreciation were $1.7 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Equity Method:
Polystyrene Australia Pty Ltd.(50%)	$3.4	$4.7
Sasol-Huntsman GmbH and Co. KG (50%)	19.9	17.5
HIH (42% and 60%, respectively)	172.1	171.3

Total	195.4	193.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5

Total Investment	$197.9	$196.0

        The following is summarized statement of operations information for HIH for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$1,930.2	$1,605.5	$3,878.5	$3,085.6
Cost of goods sold	1,599.8	1,373.1	3,189.1	2,704.4

Gross profit	330.4	232.4	689.4	381.2
Operating expenses	122.5	251.3	258.8	360.0

Operating income (loss)	207.9	(18.9)	430.6	21.2
Interest expense, net	(53.3)	(91.2)	(137.3)	(188.6)
Other non-operating expense	(4.2)	(3.0)	(43.1)	(6.7)

Income (loss) before income taxes	150.4	(113.1)	250.2	(174.1)
Income tax expense	(33.2)	(4.7)	(56.7)	(8.3)
Loss from discontinued operations	(40.4)	(0.9)	(43.0)	(1.7)
Minority interest in earnings	—	—	(0.1)	—

Net income (loss)	$76.8	$(118.7)	$150.4	$(184.1)

6.     INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	June 30, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$38.2	$14.2	$24.0	$57.4	$33.0	$24.4
Licenses and other agreements	14.2	7.5	6.7	18.3	10.9	7.4
Other intangibles	—	—	—	1.3	0.7	0.6

Total	$52.4	$21.7	$30.7	$77.0	$44.6	$32.4

        Amortization expense was $1.3 million and $2.2 million, and $1.4 million and $3.0 million for the three and six months ended June 30, 2005 and 2004, respectively.

7.     OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Prepaid pension costs	$1.3	$1.2
Debt issuance costs, net	20.7	28.9
Capitalized turnaround costs, net	37.7	43.9
Catalyst assets, net	11.9	15.2
Spare parts inventory, net	48.4	46.3
Other noncurrent assets	42.2	43.7

Total	$162.2	$179.2

        Amortization expense of catalyst assets was $2.7 million and $5.0 million, and $2.6 million and $4.8 million for the three and six months ended June 30, 2005 and 2004, respectively.

8.     ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Payroll, severance and related costs	$28.5	$28.2
Interest	26.7	38.7
Volume rebate accruals	24.8	30.3
Income taxes	10.8	9.0
Taxes (other than income tax)	19.1	27.6
Restructuring and plant closing costs	7.2	11.2
Environmental accruals	2.0	2.0
Other accrued liabilities	80.4	86.7

Total	$199.5	$233.7

9.     OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Pension liabilities	$143.5	$142.6
Other postretirement benefits	68.2	66.3
Environmental accruals	10.2	11.9
Restructuring and plant closing costs	2.7	2.3
Other noncurrent liabilities	44.6	48.8

Total	$269.2	$271.9

10.   RESTRUCTURING AND PLANT CLOSING COSTS

        As of June 30, 2005, accrued restructuring and plant closing costs by type of cost and activity consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$11.0	$2.5	$—	$—	$13.5
2005 charges for 2004 activities	0.3	0.1	—	4.4	4.8
Reversal of reserves no longer required	—	—	—	(0.5)	(0.5)
2005 payments for 2004 activities	(3.9)	(0.1)	(0.5)	(3.3)	(7.8)
Foreign currency effect on reserve balance	(0.1)	—	—	—	(0.1)

Accrued liabilities as of June 30, 2005	$7.3	$2.5	$(0.5)	$0.6	$9.9

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by activities were as follows:

	June 30, 2005	December 31, 2004
Accrued liabilities by activities were as follows:
2001 activities	$2.8	$2.8
2004 activities	6.5	10.0
Foreign currency effect on reserve balance	0.6	0.7

Total	$9.9	$13.5

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Performance Products	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$7.7	$5.8	$—	$13.5
2005 charges for 2004 activities	1.4	2.9	0.5	4.8
Reversal of reserves no longer required	(0.1)	—	(0.4)	(0.5)
2005 payments for 2004 activities	(3.4)	(4.4)	—	(7.8)
Foreign currency effect on reserve balance	(0.1)	—	—	(0.1)

Accrued liabilities as of June 30, 2005	$5.5	$4.3	$0.1	$9.9
Current portion of restructuring reserve	$5.2	$1.9	$0.1	$7.2
Long-term portion of restructuring reserve	0.3	2.4	—	2.7
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$5.6	$—	$—	$5.6
Estimated additional charges beyond one year	$—	$—	$—	$—

        As of June 30, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $9.9 million and $13.5 million, respectively. During the six months ended June 30, 2005 we recorded net charges of $4.3 million (all of which is payable in cash) for workforce reductions, non-cancelable lease costs, and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first six months of 2005, we made cash payments against these reserves of $7.8 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $7.7 million related to various restructuring programs, mainly in connection with the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the six months ended June 30, 2005, our Performance Products segment recorded net restructuring charges of $1.3 million related to 2004 activities and made cash payments of $3.4 million. These restructuring activities are expected to result in additional charges of approximately $6 million through 2006.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of a phenol manufacturing unit in Australia and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the six months ended June 30, 2005, our Polymers segment recorded restructuring charges of $2.9 million related to these activities, all of which are payable in cash, and made cash payments of $4.4 million. These restructuring activities are not expected to result in any material additional restructuring charges. During the six months ended June 30, 2005, our Polymers segment made workforce reductions of 7 positions.

        During the six months ended June 30, 2005, our Base Chemicals segment recorded restructuring charges of $0.5 million and reversed $0.4 million of accruals related to the relocation of our corporate offices to The Woodlands, Texas and the consolidation of our U.S. purchasing functions which were no longer required.

11.   LONG-TERM DEBT

        Long-term debt outstanding as of June 30, 2005 and December 31, 2004 was as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Senior secured credit facilities:
Term Loan B	$665.0	$715.0
Revolving facility	63.0	125.0
Other debt:
Huntsman LLC senior secured notes	293.4	451.1
Huntsman LLC senior unsecured fixed rate notes	198.0	300.0
Huntsman LLC senior unsecured floating rate notes	100.0	100.0
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	102.0	101.2
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	47.2	43.2
Huntsman Corporation Chemical Company Australia (HCCA) credit facilities	19.0	16.0
Subordinated note and accrued interest—affiliate	—	40.9
Term note payable to a bank	8.6	9.0
Other	3.7	17.5

Total debt	$1,559.2	$1,978.2

Current portion of long-term debt	$4.6	$25.3
Long-term debt	1,554.6	1,912.0
Long-term debt—affiliate	—	40.9

Total debt	$1,559.2	$1,978.2

Senior Secured Credit Facilities (HLLC Credit Facilities)

        On October 14, 2004, we completed a $1,065 million refinancing of our senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). On June 27, 2005, we made a $50 million voluntary prepayment under the term facility portion of the HLLC Credit Facilities. Following this prepayment, the HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $665 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under our prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of $6.7 million commencing December 31, 2006, with the remaining balance due at maturity.

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

        As of June 30, 2005, the weighted average interest rate on our senior credit facilities was 6.3%, excluding the impact of interest rate hedges. As of June 30, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of Huntsman Corporation's initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by us, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%. The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that we are in compliance with the covenants of the HLLC Credit Facilities.

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

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the original aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with the net cash proceeds of a qualified equity offering. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that we are in compliance with the covenants of the HLLC Senior Secured Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "Note 1—General—Proposed Merger Into Huntsman International LLC and Proposed New Credit Facility."

Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, we sold $300 million of our senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of our senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2005 was approximately 10.4%. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from the offering of the HLLC Senior Notes were used to repay $362.9 million on our prior term loan B facility and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are our unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the aggregate original principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that we are in compliance with the covenants of the HLLC Senior Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "Note 1—General—Proposed Merger Into Huntsman International LLC and Proposed New Credit Facility."

Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes)

        Our 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2005 are our unsecured subordinated obligations and are junior in right of payment to all of our existing and future secured or unsecured senior indebtedness and effectively junior to any of our secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at our option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was approximately 6.0% as of June 30, 2005. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On August 2, 2005, we issued a notice of redemption for all of the outstanding HLLC Notes in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly, at the time of the merger of the Company with and into HI, we will deliver funds to the trustee sufficient to redeem the HLCC notes in full on September 1, 2005.

Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2005 and December 31, 2004, the unamortized discount on the note was $4.6 million and $5.4 million, respectively. We have also given notice that we intend to redeem these notes in full, at completion of the proposed merger of the Company with and into HI.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), our indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of June 30, 2005, borrowings under the HCA Facilities totaled A$62.4 million ($47.2 million), which include A$41.0 million ($31.1 million) on the term loan facility and A$21.4 million ($16.1 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of June 30, 2005, borrowings under the HCCA Facility totaled A$24.9 million ($19.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to us. As of June 30, 2005, the interest rate on the HCA Facilities and the HCCA Facility was approximately 8.6%. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility.

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

Scheduled Maturities

        The scheduled maturities of debt by year are as follows (dollars in millions):

Year ending December 31:
2005	$2.3
2006	18.6
2007	127.6
2008	109.3
2009	70.3
Later years	1,231.1

Total	$1,559.2

        In connection with the repayment of indebtedness from the proceeds of Huntsman Corporation's initial public offering of common stock and preferred stock, we recorded a loss on early extinguishment of debt in the six months ended June 30, 2005 of $38.6 million.

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

        As of June 30, 2005 and December 31, 2004, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	June 30, 2005	December 31, 2004
Pay fixed swaps
Notional amount	$183.7	$184.3
Fair value	(2.5)	(3.2)
Weighted average pay rate	4.44%	4.44%
Maturing	2005-2007	2005-2007

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

        Interest rate contracts with a fair value of $2.5 million and $3.2 million were recorded as a component of other noncurrent liabilities as of June 30, 2005 and December 31, 2004, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges was $0.8 million and $1.7 million, respectively, as of June 30, 2005, and $2.0 million and $1.2 million, respectively, as of December 31, 2004. The changes in the fair value of cash flow hedges resulted in a $0.6 million increase and a $1.0 million decrease, and a $0.6 million increase and a $0.4 million decrease in interest expense for the three and six months ended June 30, 2005 and 2004, respectively. The change to the fair value of cash flow hedges resulted in a $0.9 million increase and a $3.7 million increase, and a $1.9 million increase and a $2.8 million increase in other comprehensive income for the three and six months ended June 30, 2005 and 2004, respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $1.6 million increase and a $2.3 million decrease, and a $0.6 million increase and a $1.5 million decrease in interest expense for the three and six months ended June 30, 2005 and 2004, respectively.

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

13.   EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Service cost	$6.1	$3.8	$0.7	$0.6
Interest cost	6.0	6.1	1.6	1.6
Expected return on assets	(4.8)	(4.3)	—	—
Amortization of transition obligation	0.3	0.3	—	—
Amortization of prior service cost	(0.8)	0.2	(0.5)	(0.4)
Amortization of actuarial cost	1.2	0.9	0.9	0.8

Net periodic benefit cost	$8.0	$7.0	$2.7	$2.6

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$12.2	$7.6	$1.4	$1.2
Interest cost	12.0	12.2	3.2	3.2
Expected return on assets	(9.6)	(8.6)	—	—
Amortization of transition obligation	0.6	0.6	—	—
Amortization of prior service cost	(1.6)	0.4	(1.0)	(0.8)
Amortization of actuarial cost	2.4	1.8	1.8	1.6

Net periodic benefit cost	$16.0	$14.0	$5.4	$5.2

14.   OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

	Accumulated Other Comprehensive Income (Loss)		Other Comprehensive Income (Loss)		Other Comprehensive Income (Loss)
			Three months ended		Six months ended
	June 30, 2005	December 31, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Foreign currency translation adjustments	$15.2	$21.4	$(3.6)	$(4.6)	$(6.2)	$(5.2)
Unrealized gain (loss) on nonqualified plan investments	0.8	0.9	—	0.1	(0.1)	0.1
Unrealized (loss) gain on derivative instruments	(3.3)	(4.8)	0.9	1.9	1.5	2.8
Minimum pension liability	(42.1)	(42.1)	0.1	—	—	—
Other comprehensive income (loss) of unconsolidated affiliates	44.1	108.0	(39.4)	(9.3)	(63.9)	(8.2)

Total	$14.7	$83.4	$(42.0)	$(11.9)	$(68.7)	$(10.5)

        Items of other comprehensive income (loss) have been recorded net of tax of nil because of valuation allowances. The tax effect is determined based on the jurisdiction where the income or loss was recognized.

15.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

        We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $14 million annually through 2005, decreasing to approximately $9 million after 2008. Historically, we have not made any minimum payments under our take or pay contracts without taking product.

Legal Matters

        We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	2,104
Claims resolved during period	2,988
Claims unresolved at end of period	0

All claims filed as of June 30, 2005 have been resolved through dismissal and/or settlement.

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

Six months ended June 30, 2005
Tendered during the period	84
Resolved during the period	21
Unresolved at end of the period	461

        We have never made any payments with respect to these cases. As of June 30, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Six months ended June 30, 2005
Filed during period	38
Resolved during period	1
Unresolved at end of period	66

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the six months ended June 30, 2005.

        As of June 30, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $6.1 million and $15.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of June 30, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. In the second quarter of 2005, TCEQ proposed a penalty of $0.1 million related to alleged upset emissions at our Port Neches facilities in late 2004 and early 2005. Additionally, based on allegations of separate upset-related violations at our Port Neches facilities occurring from mid-2004 to early 2005, the TCEQ has proposed a separate penalty of $0.1 million. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the resolution of these matters will have a material adverse impact on our results of operations, financial position or liquidity.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $0.1 million. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See Note 15 Commitments and Contingencies—Legal Matters for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. By letter dated May 27, 2005, the Forest Service put us (as well as NuWest and Wells Cargo, Inc.) on notice that it is demanding payment of its incurred costs in the amount of $0.1 million. The letter also indicated that the Forest Service wishes to initiate negotiations on a response action at the site with the objective of putting a Consent Decree in place obligating NuWest, Wells Cargo and us to conduct and fund that action. We are currently investigating the factual issues concerning anticipated allocation and response action issues. We have initiated contact with the Forest Service and the other potentially responsible persons ("PRPs") to determine whether to pursue negotiations. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

        At another of these sites, the Seaboard Chemical Corporation facility in Jamestown, North Carolina, a removal action under CERCLA was first initiated in 1992. In December 1995, we, along with hundreds of other PRPs, entered into an administrative order on consent with the State requiring the PRP group to conduct a remedial investigation/feasibility study ("RI/FS"). The initial RI/FS was submitted to the State in mid-1999. Based on the investigative work, the PRP group proposed a remediation plan for the site in early 2005. That plan has now been accepted by the State and a draft consent order for implementation is being negotiated. Additionally, the PRPs developed allocation numbers based on relative waste contribution, with our share set at 2.84%. Based on the total estimated cost of remediation, we have established an accrual of $0.3 million.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $12.2 million and $13.9 million for environmental liabilities as of June 30, 2005 and December 31, 2004, respectively. Of these amounts, approximately $2.0 million are classified as accrued liabilities on our consolidated balance sheets as of each of June 30, 2005 and December 31, 2004, and approximately $10.2 million and $11.9 million are classified as other noncurrent liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

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

MTBE Developments

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. The presence of MTBE in some groundwater supplies in California and other U.S. states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        In August 2005, the Energy Policy Act of 2005 was signed into law. The new law will likely have an adverse impact on our MTBE business in the U.S., although a full evaluation of the law's provisions is underway and the extent of potential impacts, if any, is unclear. The new legislation mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments, and the combination of these two provisions could substantially reduce the market for MTBE in the U.S. However, unlike previously proposed federal legislation, the new law does not purport to ban the use of MTBE as a motor vehicle fuel additive. Thus, we do not believe it will prevent us from either manufacturing MTBE in our plants or offering MTBE for sale in the U.S. A significant reduction in demand for our MTBE could result in a material loss in revenues or material costs or expenditures. As an alternative to selling our MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or Latin America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In September 2002, the EU issued a final risk assessment report on MTBE. No ban of MTBE was recommended for Europe, although several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. We have not been named as a defendant in any litigation concerning the environmental effects of MTBE. However, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

17.   OTHER EXPENSE

        Other expense consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss on early extinguishment of debt	$(0.3)	$(2.3)	$(38.6)	$(4.2)
Other, net	(1.3)	0.2	(1.5)	0.5

Total other expense	$(1.6)	$(2.1)	$(40.1)	$(3.7)

18.   INCOME TAXES

        We had income tax expense of $0.8 million and nil for the three and six months ended June 30, 2005, respectively, and income tax expense of $1.6 million and benefit of $0.8 million for the three and six months ended June 30, 2004, respectively. We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against our entire domestic and certain of our non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

19.   OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have three reportable operating segments: Performance Products, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols and technology licenses
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices and eliminate upon consolidation (dollars in millions).

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Performance Products	$356.2	$284.8	$694.4	$586.3
Polymers	408.2	324.2	821.8	638.7
Base Chemicals	482.2	430.3	1,023.0	815.6
Eliminations	(77.9)	(70.3)	(166.0)	(131.9)

Total	$1,168.7	$969.0	$2,373.2	$1,908.7

Segment EBITDA(1)
Performance Products	$60.3	$13.6	$127.0	$47.1
Polymers	32.5	0.2	77.4	19.1
Base Chemicals	20.9	23.3	80.3	45.2
Corporate and other(2)	13.2	(89.2)	(14.3)	(141.5)

Total	$126.9	$(52.1)	$270.4	$(30.1)

Segment EBITDA(1)	$126.9	$(52.1)	$270.4	$(30.1)
Interest expense, net	(37.7)	(42.1)	(78.4)	(88.9)
Income tax (expense) benefit	(0.8)	(1.6)	—	0.8
Depreciation and amortization	(32.0)	(34.0)	(63.0)	(66.6)

Net income (loss)	$56.4	$(129.8)	$129.0	$(184.8)

(1)
EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization.

(2)
EBITDA from corporate and other includes unallocated corporate overhead, foreign exchange gains or losses and other non-operating income (expense).

20.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following are condensed consolidating financial statements which present, in separate columns: the parent company with our investments in subsidiaries using the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying the investments in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. There are no restrictions limiting transfers of cash from guarantor to non-guarantor subsidiaries to us. The combined Guarantors are our wholly-owned subsidiaries and have fully and unconditionally guaranteed $296.0 million of the 2003 Secured Notes on a joint and several basis.

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$2.2	$0.7	$11.3	$—	$14.2
Restricted cash	0.6	12.9	—	—	13.5
Accounts and notes receivable, net	75.9	354.3	64.6	—	494.8
Accounts receivable from affiliates	285.1	378.8	33.2	(618.6)	78.5
Inventories	44.4	239.9	71.9	—	356.2
Prepaid expenses	0.2	0.9	0.7	—	1.8
Deferred income tax	—	(0.2)	0.7	—	0.5
Other current assets	—	—	10.7	(8.8)	1.9

Total current assets	408.4	987.3	193.1	(627.4)	961.4
Property, plant and equipment, net	101.7	1,002.4	107.1	—	1,211.2
Investment in unconsolidated affiliates	(627.3)	407.5	31.8	385.9	197.9
Intangible assets, net	1.8	10.2	18.7	—	30.7
Goodwill	—	—	3.3	—	3.3
Deferred income tax	0.4	7.9	—	—	8.3
Receivables from affiliates	2,168.0	104.6	15.9	(2,279.0)	9.5
Other noncurrent assets	41.5	114.3	10.0	(3.6)	162.2

Total assets	$2,094.5	$2,634.2	$379.9	$(2,524.1)	$2,584.5

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37.4	$234.4	$47.9	$—	$319.7
Accounts payable to affiliates	291.8	282.8	59.4	(618.6)	15.4
Accrued liabilities	77.0	106.9	24.4	(8.8)	199.5
Deferred income tax	0.4	7.8	0.1	—	8.3
Current portion of long-term debt	0.1	1.2	3.3	—	4.6

Total current liabilities	406.7	633.1	135.1	(627.4)	547.5
Long-term debt	1,378.6	2,250.2	204.3	(2,278.5)	1,554.6
Deferred income taxes	—	(0.6)	1.0	—	0.4
Other noncurrent liabilities	96.4	166.2	7.2	(0.6)	269.2

Total liabilities	1,881.7	3,048.9	347.6	(2,906.5)	2,371.7

Minority interest in consolidated subsidiaries	—	91.3	—	(91.3)	—
Member's equity (deficit):
Member's equity	1,428.4	270.9	104.2	(375.1)	1,428.4
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
Accumulated deficit	(1,230.3)	(890.4)	(52.8)	943.2	(1,230.3)
Accumulated other comprehensive income (loss)	14.7	40.1	(20.5)	(19.6)	14.7

Total member's equity (deficit)	212.8	(506.0)	32.3	473.7	212.8

Total liabilities and member's equity (deficit)	$2,094.5	$2,634.2	$379.9	$(2,524.1)	$2,584.5

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman LLC
ASSETS
Current assets:
Cash and cash equivalents	$(0.1)	$3.5	$8.3	$—	$11.7
Restricted cash	0.3	8.6	—	—	8.9
Accounts and notes receivables, net	62.1	402.3	75.9	—	540.3
Accounts receivable from affiliates	76.5	178.9	3.1	(194.1)	64.4
Inventories	41.1	218.9	78.8	—	338.8
Prepaid expenses	1.5	27.3	1.2	(8.1)	21.9
Deferred income tax	—	—	0.7	—	0.7
Other current assets	—	0.1	1.5	—	1.6

Total current assets	181.4	839.6	169.5	(202.2)	988.3
Property, plant and equipment, net	98.6	1,025.8	107.7	—	1,232.1
Investment in unconsolidated affiliates	(685.5)	400.9	43.0	437.6	196.0
Intangible assets, net	2.0	8.0	22.4	—	32.4
Goodwill	—	—	3.3	—	3.3
Deferred income tax	0.4	7.8	—	—	8.2
Receivable from affiliates	2,208.8	73.8	27.2	(2,297.0)	12.8
Other noncurrent assets	50.2	124.5	9.8	(5.3)	179.2

Total assets	$1,855.9	$2,480.4	$382.9	$(2,066.9)	$2,652.3

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$34.8	$223.3	$60.2	$0.1	$318.4
Accounts payable to affiliates	9.2	172.8	33.7	(194.1)	21.6
Accrued liabilities	92.8	133.2	15.8	(8.1)	233.7
Deferred income tax	0.4	7.8	—	—	8.2
Current portion of long-term debt	20.7	1.2	3.4	—	25.3

Total current liabilities	157.9	538.3	113.1	(202.1)	607.2
Long-term debt	1,784.1	2,259.8	206.2	(2,297.2)	1,952.9
Deferred income taxes	(0.4)	—	1.4	—	1.0
Other noncurrent liabilities	95.0	170.4	7.1	(0.6)	271.9

Total liabilities	2,036.6	2,968.5	327.8	(2,499.9)	2,833.0

Minority interest in consolidated subsidiaries	—	65.8	—	(65.8)	—
Member's (deficit) equity:
Member's equity	1,095.2	—	—	—	1,095.2
Subsidiary preferred stock	—	70.6	1.4	(72.0)	—
Subsidiary common stock	—	56.4	77.2	(133.6)	—
Additional paid in capital	—	214.4	39.1	(253.5)	—
Accumulated deficit	(1,359.3)	(1,004.3)	(46.4)	1,050.7	(1,359.3)
Accumulated other comprehensive income (loss)	83.4	109.0	(16.2)	(92.8)	83.4

Total member's (deficit) equity	(180.7)	(553.9)	55.1	498.8	(180.7)

Total liabilities and member's (deficit) equity	$1,855.9	$2,480.4	$382.9	$(2,066.9)	$2,652.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$120.7	$877.7	$97.4	$—	$1,095.8
Related party sales	—	73.9	19.3	(20.3)	72.9
Expense billed to subsidiaries	9.8	(9.4)	(0.4)	—	—

Total Revenues	130.5	942.2	116.3	(20.3)	1,168.7
Cost of goods sold	104.3	857.3	113.3	(20.1)	1,054.8

Gross Profit	26.2	84.9	3.0	(0.2)	113.9
Selling, general and administrative	17.1	23.4	6.2	(0.2)	46.5
Research and development	0.1	4.8	0.6	—	5.5
Other operating expense (income)	0.9	(1.5)	0.1	—	(0.5)
Restructuring and plant closing (credits) costs	(0.2)	1.1	—	—	0.9

Operating income (loss)	8.3	57.1	(3.9)	—	61.5
Interest income (expense), net	12.4	(46.2)	(3.9)	—	(37.7)
Equity in income of investment in unconsolidated affiliates and subsidiaries	36.8	36.6	2.8	(41.2)	35.0
Other expense	(0.3)	—	(1.3)	—	(1.6)

Income (loss) before income taxes and minority interest	57.2	47.5	(6.3)	(41.2)	57.2
Income tax (expense) benefit	(0.8)	0.1	(0.1)	—	(0.8)

Income (loss) before minority interest	56.4	47.6	(6.4)	(41.2)	56.4
Minority interest in subsidiaries' income	—	(9.5)	—	9.5	—

Net income (loss)	56.4	38.1	(6.4)	(31.7)	56.4
Other comprehensive loss	(42.0)	(41.9)	(2.9)	44.8	(42.0)

Comprehensive income (loss)	$14.4	$(3.8)	$(9.3)	$13.1	$14.4

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$99.5	$720.6	$94.3	$—	$914.4
Related party sales	—	55.2	7.5	(8.1)	54.6
Expense billed to subsidiaries	7.5	(7.2)	(0.3)	—	—

Total Revenues	107.0	768.6	101.5	(8.1)	969.0
Cost of goods sold	91.7	741.2	91.8	(7.9)	916.8

Gross Profit	15.3	27.4	9.7	(0.2)	52.2
Selling, general and administrative	8.4	34.4	(4.8)	(0.2)	37.8
Research and development	—	4.8	1.0	—	5.8
Other operating (income) expense	(1.4)	(2.5)	0.1	—	(3.8)
Restructuring and plant closing costs	—	0.2	25.4	—	25.6

Operating income (loss)	8.3	(9.5)	(12.0)	0.0	(13.2)
Interest income (expense), net	8.6	(47.4)	(3.3)	—	(42.1)
Equity in (losses) income of investment in unconsolidated affiliates and subsidiaries	(140.5)	(90.3)	1.0	159.0	(70.8)
Other (expense) income	(6.1)	0.4	3.6	—	(2.1)

Loss before income taxes and minority interest	(129.7)	(146.8)	(10.7)	159.0	(128.2)
Income tax expense	(0.1)	—	(1.5)	—	(1.6)

Loss before minority interest	(129.8)	(146.8)	(12.2)	159.0	(129.8)
Minority interest in subsidiaries' loss	—	0.7	—	(0.7)	—

Net (loss) income	(129.8)	(146.1)	(12.2)	158.3	(129.8)
Other comprehensive (loss) income	(11.9)	(14.0)	2.3	11.7	(11.9)

Comprehensive (loss) income	$(141.7)	$(160.1)	$(9.9)	$170.0	$(141.7)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$243.5	$1,785.9	$194.5	$—	$2,223.9
Related party sales	—	150.2	38.6	(39.5)	149.3
Expense billed to subsidiaries	19.6	(18.7)	(0.9)	—	—

Total Revenues	263.1	1,917.4	232.2	(39.5)	2,373.2
Cost of goods sold	213.7	1,702.1	221.2	(39.1)	2,097.9

Gross Profit	49.4	215.3	11.0	(0.4)	275.3
Selling, general and administrative	28.9	44.5	12.0	(0.4)	85.0
Research and development	0.1	9.3	1.2	—	10.6
Other operating expense (income)	0.4	(3.0)	0.4	—	(2.2)
Restructuring and plant closing (credits) costs	(0.2)	4.4	0.1	—	4.3

Operating income (loss)	20.2	160.1	(2.7)	—	177.6
Interest income (expense), net	21.3	(91.9)	(7.8)	—	(78.4)
Equity in income of investment in unconsolidated affiliates and subsidiaries	126.4	75.7	5.1	(137.3)	69.9
Other expense	(38.4)	—	(1.7)	—	(40.1)

Income (loss) before income taxes and minority interest	129.5	143.9	(7.1)	(137.3)	129.0
Income tax (expense) benefit	(0.5)	—	0.5	—	—

Income (loss) before minority interest	129.0	143.9	(6.6)	(137.3)	129.0
Minority interest in subsidiaries' income	—	(26.1)	—	26.1	—

Net income (loss)	129.0	117.8	(6.6)	(111.2)	129.0
Other comprehensive loss	(68.7)	(68.7)	(3.6)	72.3	(68.7)

Comprehensive income (loss)	$60.3	$49.1	$(10.2)	$(38.9)	$60.3

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman LLC
Revenues:
Trade sales	$187.6	$1,425.0	$187.9	$—	$1,800.5
Related party sales	—	109.9	8.4	(10.1)	108.2
Expense billed to subsidiaries	14.2	(13.6)	(0.6)	—	—

Total Revenues	201.8	1,521.3	195.7	(10.1)	1,908.7
Cost of goods sold	171.8	1,447.0	178.5	(9.8)	1,787.5

Gross Profit	30.0	74.3	17.2	(0.3)	121.2
Selling, general and administrative	17.1	54.9	0.9	(0.4)	72.5
Research and development	—	9.4	2.0	—	11.4
Other operating (expense) income	(1.5)	(4.3)	0.6	—	(5.2)
Restructuring and plant closing costs	—	0.2	25.4	—	25.6

Operating income (loss)	14.4	14.1	(11.7)	0.1	16.9
Interest income (expense), net	8.0	(90.2)	(6.7)	—	(88.9)
Equity in (loss) income of investment in unconsolidated affiliates and subsidiaries	(201.4)	(128.7)	1.7	218.5	(109.9)
Other (expense) income	(7.9)	0.4	3.8	—	(3.7)

Loss before income taxes and minority interest	(186.9)	(204.4)	(12.9)	218.6	(185.6)
Income tax benefit (expense)	2.1	—	(1.3)	—	0.8

Loss before minority interest	(184.8)	(204.4)	(14.2)	218.6	(184.8)
Minority interest in subsidiaries' loss	—	1.5	—	(1.5)	—

Net (loss) income	(184.8)	(202.9)	(14.2)	217.1	(184.8)
Other comprehensive (loss) income	(10.5)	(13.1)	1.4	11.7	(10.5)

Comprehensive (loss) income	$(195.3)	$(216.0)	$(12.8)	$228.8	$(195.3)

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Operating activities:
Net income (loss)	$129.0	$117.8	$(6.6)	$(111.2)	$129.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(126.4)	(75.7)	(5.1)	137.3	(69.9)
Minority interest in subsidiaries	—	26.1	—	(26.1)	—
Depreciation and amortization	7.0	48.0	8.0	—	63.0
Provision for losses on accounts receivable	—	1.4	—	—	1.4
Loss on disposal of assets	0.1	0.9	—	—	1.0
Loss on early extingishment of debt	38.6	—	—	—	38.6
Noncash interest (income) expense	(89.7)	88.5	5.6	—	4.4
Loss (gain) on currency revaluation	—	1.4	(0.6)	—	0.8
Changes in operating assets and liabilities:
Accounts and notes receivables	(222.4)	(153.5)	(7.0)	423.6	40.7
Inventories	(3.4)	(21.0)	5.2	—	(19.2)
Prepaid expenses	1.3	26.4	0.6	(8.1)	20.2
Other current assets	—	—	(0.6)	—	(0.6)
Other noncurrent assets	(0.5)	1.9	1.8	—	3.2
Accounts payable	286.0	120.5	(5.0)	(424.9)	(23.4)
Accrued liabilities	(15.8)	(27.0)	0.7	9.4	(32.7)
Other noncurrent liabilities	7.6	(5.1)	(0.2)	—	2.3

Net cash provided by (used in) operating activities	11.4	150.6	(3.2)	—	158.8

Investing activities:
Capital expenditures	(9.9)	(19.6)	(5.0)	—	(34.5)
Net cash received from unconsolidated affiliates	—	—	1.7	—	1.7
Change in restricted cash	(0.4)	(4.2)	—	—	(4.6)

Net cash used in investing activities	(10.3)	(23.8)	(3.3)	—	(37.4)

Financing activities:
Net (repayment) borrowings under revolving loan facilities	(62.1)	—	9.1	—	(53.0)
Repayment of long-term debt	(365.0)	(0.6)	(0.9)	—	(366.5)
Net borrowings (repayments) of debt to affiliate	127.4	(129.0)	1.6	—	—
Cost of early extinguishment of debt	(31.7)	—	—	—	(31.7)
Debt issuance costs paid	(0.2)	—	—	—	(0.2)
Capital contribution from parent	333.2	—	—	—	333.2

Net cash provided by (used in) financing activities	1.6	(129.6)	9.8	—	(118.2)

Effect of exchange rate changes on cash	(0.4)	—	(0.3)	—	(0.7)

Increase (decrease) in cash and cash equivalents	2.3	(2.8)	3.0	—	2.5
Cash and cash equivalents at beginning of period	(0.1)	3.5	8.3	—	11.7

Cash and cash equivalents at end of period	$2.2	$0.7	$11.3	—	$14.2

HUNTSMAN LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman LLC
Operating activities:
Net (loss) income	$(184.8)	$(202.9)	$(14.2)	$217.1	$(184.8)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	201.4	128.7	(1.7)	(218.5)	109.9
Minority interest in subsidiaries	—	(1.5)	—	1.5	—
Depreciation and amortization	7.6	48.7	10.3	—	66.6
(Recovery of) provision for losses on accounts receivable	(0.3)	(0.9)	0.5	—	(0.7)
Loss on disposal of assets	—	0.5	0.2	—	0.7
Loss (gain) on early extingishment of debt	6.1	1.7	(3.6)	—	4.2
Noncash interest expense	2.7	0.8	—	—	3.5
Noncash interest expense on affilate debt	—	—	0.3	—	0.3
Noncash restructuring and plant closing costs	—	—	21.5	—	21.5
Deferred income taxes	—	—	(0.9)	—	(0.9)
Net changes in operating assets and liabilities:
Accounts and notes receivables	63.9	200.5	(54.9)	(267.6)	(58.1)
Inventories	(3.1)	11.6	3.8	—	12.3
Prepaid expenses	2.9	22.6	0.1	—	25.6
Other current assets	(0.2)	0.4	(1.8)	—	(1.6)
Other noncurrent assets	—	(25.4)	0.2	(0.1)	(25.3)
Accounts payable	(122.9)	(125.7)	33.1	267.6	52.1
Accrued liabilities	(19.3)	(19.2)	14.7	—	(23.8)
Other noncurrent liabilities	(0.6)	8.6	(10.1)	—	(2.1)

Net cash (used in) provided by operating activities	(46.6)	48.5	(2.5)	—	(0.6)

Investing activities:
Capital expenditures	(1.5)	(26.7)	(1.3)	—	(29.5)
Change in restricted cash	0.3	(3.3)	—	—	(3.0)

Net cash used in investing activities	(1.2)	(30.0)	(1.3)	—	(32.5)

Financing activities:
Net borrowings on revolving loan facilities	74.3	—	—	—	74.3
Repayment of long-term debt	(362.9)	(37.0)	(30.4)	—	(430.3)
Issuance of senior unsecured notes	400.0	—	—	—	400.0
Net (repayments) borrowings from affiliate	(50.4)	23.2	27.3	—	0.1
Debt issuance costs paid	(12.1)	—	—	—	(12.1)

Net cash provided by (used in) financing activities	48.9	(13.8)	(3.1)	—	32.0

Effect of exchange rate changes on cash	(1.2)	(3.1)	3.5	—	(0.8)

(Decrease) increase in cash and cash equivalents	(0.1)	1.6	(3.4)	—	(1.9)
Cash and cash equivalents at beginning of period	0.9	0.4	18.2	—	19.5

Cash and cash equivalents at end of period	$0.8	$2.0	$14.8	$—	$17.6

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

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemical products. Our products are used in a wide range of applications, including those in the adhesives, automotive, construction products, durable and non-durable consumer products, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We operate at facilities located in North America, Europe and Australia. Our business is organized around our three operating segments: Performance Products, Polymers and Base Chemicals. The major products of each operating segment are as follows:

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

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of gross domestic product ("GDP") growth rates as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable. On average, maleic anhydride demand grows at a slightly higher rate than GDP; however, given its dependence on the construction market, maleic anhydride growth rates can be cyclical.

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

Recent Developments

Proposed Merger into Huntsman International LLC and Proposed New Credit Facility

        In July 2005, we obtained the required consents from the holders of our senior secured notes (the "HLLC Senior Secured Notes") and our senior notes (the "HLLC Senior Notes") to amend certain provisions in the indentures governing these notes. The amendments will facilitate the proposed merger of our Company with and into HI. The amendments include, among other things, the increase in the amount of secured indebtedness we can incur. In addition, with respect to the HLLC Senior Secured Notes, the amendment also provides for the elimination of stock pledges of subsidiaries as collateral under the applicable indentures.

        The proposed merger of our Company with and into HI will help simplify the financing and reporting structure of Huntsman Corporation and is expected to facilitate other organizational efficiencies. We have recently completed the syndication of the proposed new secured credit facility for the merged company. The proposed secured credit facility is expected to be comprised of a $1.85 billion term loan due 2012 and a $650 million revolving loan facility due 2011. Initial interest rate margins under the proposed secured credit facility are contemplated to be at LIBOR plus 1.75%. Proceeds from the new credit facility will be used to repay outstanding borrowings under our existing senior secured credit facilities, HI's senior secured credit facilities and certain other debt. We expect to complete the merger and related financing in the third quarter of 2005. However, there can be no assurances that the new facility will be obtained. If the credit facility is not obtained, the proposed merger will not occur.

        The following tables provide a summary of our structure before and after the proposed merger:

(1)
Represents Huntsman Corporation's equity in Huntsman Advanced Materials LLC. The balance of the equity is owned by third parties, including affiliates of SISU Capital Limited.

Redemption of HLLC Senior Notes and Huntsman Specialty's Subordinate Note

        On August 2, 2005, we issued a notice of redemption for our 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2005 in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly, at the time of the merger of the Company with and into HI, we will deliver funds to the trustee sufficient to redeem the HLCC Notes in full on September 1, 2005. We have also given notice that we intend to redeem the $106.6 million outstanding principal amount of Hunstman Specialty 's subordinated note, in full, at completion of the proposed merger of the Company with and into HI.

Results of Operations

        The following sets forth the consolidated results of operations for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,			Six months ended June 30,
			Percent change			Percent change
	2005	2004		2005	2004
Revenues	$1,168.7	$969.0	21%	$2,373.2	$1,908.7	24%
Cost of goods sold	1,054.8	916.8	15%	2,097.9	1,787.5	17%

Gross profit	113.9	52.2	118%	275.3	121.2	127%
Operating expenses	51.5	39.8	29%	93.4	78.7	19%
Restructuring and plant closing costs	0.9	25.6	(96)%	4.3	25.6	(83)%

Operating income (loss)	61.5	(13.2)	NM	177.6	16.9	NM
Interest expense, net	(37.7)	(42.1)	(10)%	(78.4)	(88.9)	(12)%
Equity in income (losses) of unconsolidated affiliates	35.0	(70.8)	NM	69.9	(109.9)	NM
Other expense	(1.6)	(2.1)	(24)%	(40.1)	(3.7)	NM

Income (loss) before income taxes	57.2	(128.2)	NM	129.0	(185.6)	NM
Income tax (expense) benefit	(0.8)	(1.6)	(50)%	—	0.8	NM

Net income (loss)	56.4	(129.8)	NM	129.0	(184.8)	NM
Interest expense, net	37.7	42.1	(10)%	78.4	88.9	(12)%
Income tax expense (benefit)	0.8	1.6	(50)%	—	(0.8)	NM
Depreciation and amortization	32.0	34.0	(6)%	63.0	66.6	(5)%

EBITDA(1)	$126.9	$(52.1)	NM	$270.4	$(30.1)	NM

NM—Not meaningful.

        Included in EBITDA are the following items of (expense) income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Early extinguishment of debt	$(0.3)	$(2.3)	$(38.6)	$(4.2)
Restructuring and plant closing costs:
Performance Products	$(0.3)	$(20.5)	$(1.3)	$(20.5)
Polymers	(1.0)	(5.1)	(2.9)	(5.1)
Base Chemicals	0.4	—	(0.1)	—

Total restructuring and plant closing costs	(0.9)	(25.6)	(4.3)	(25.6)

Total items of (expense) income included in EBITDA	$(1.2)	$(27.9)	$(42.9)	$(29.8)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flows from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

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

	Six Months Ended June 30,
			Percent change
	2005	2004
EBITDA	$270.4	$(30.1)	NM
Depreciation and amortization	(63.0)	(66.6)	(5)%
Interest expense, net	(78.4)	(88.9)	(12)%
Income tax benefit	—	0.8	NM

Net income (loss)	129.0	(184.8)	NM
Provision for (recovery of) losses on accounts receivable	1.4	(0.7)	NM
Equity in (income) losses of investment in unconsolidated affiliates	(69.9)	109.9	NM
Depreciation and amortization	63.0	66.6	(5)%
Non-cash interest expense	4.4	3.5	26%
Deferred income tax	—	(0.9)	NM
Loss on early extinguishment of debt	38.6	4.2	NM
Other, net	1.8	22.5	(92)%
Changes in operating assets and liabilities	(9.5)	(20.9)	(55)%

Net cash provided by (used in) operating activites	$158.8	$(0.6)	NM

NM—Not meaningful

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004

        For the three months ended June 30, 2005 we had net income of $56.4 million on revenues of $1,168.7 million compared to a net loss of $129.8 million on revenues of $969.0 million for the three months ended June 30, 2004. The increase of $186.2 million in net income was the result of the following items:

  •
  Revenues for the three months ended June 30, 2005 increased by $199.7 million, or 21%, as compared to the same period in 2004. The increase was largely attributable to higher average selling prices for products in all of our operating segments. For details regarding changes in selling prices and sales volumes, see the operating segment discussion below.

  •
  Gross profit for the three months ended June 30, 2005 increased by $61.7 million, or 118%, as compared to the same period in 2004, due principally to higher contribution margins for our Performance Products and Polymers segments. For details regarding changes in contribution margins by segment, see the operating segment discussion below.

  •
  Operating expenses for the three months ended June 30, 2005 increased by $11.7 million, or 29%, as compared to the same period in 2004, primarily as a result of higher audit, consulting and personnel costs associated with financial reporting. Higher long-term compensation costs and higher foreign currency translation losses also contributed to the increase.

  •
  During the three months ended June 30, 2005 and 2004, we recorded restructuring and plant closing costs of $0.9 million and $25.6 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  •
  Interest expense, net for the three months ended June 30, 2005 decreased by $4.4 million, or 10%, as compared to the same period in 2004, primarily resulting from lower average debt balances during the 2005 period. Debt balances were lower in the 2005 period largely as a result of the repayment of debt obligations from a portion of the proceeds from the Huntsman Corporation initial public offering.

  •
  Income tax expense decreased by $0.8 million to $0.8 million for the three months ended June 30, 2005 as compared to $1.6 million for the same period in 2004. Valuation allowances have been established against our entire U.S. and certain of our non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

  •
  Equity in income from investments in unconsolidated affiliates for the three months ended June 30, 2005 increased by $105.8 million to $35.0 million from a loss of $70.8 million during the same period in 2004, primarily as a result of higher earnings from our investment in HIH.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

	Three months ended June 30,
			Percent Change
	2005	2004
Revenues:
Performance Products	$356.2	$284.8	25%
Polymers	408.2	324.2	26%
Base Chemicals	482.2	430.3	12%
Eliminations	(77.9)	(70.3)	11%

Total	$1,168.7	$969.0	21%

Segment EBITDA
Performance Products	$60.3	$13.6	343%
Polymers	32.5	0.2	NM
Base Chemicals	20.9	23.3	(10)%
Corporate and other	13.2	(89.2)	NM

Total	$126.9	$(52.1)	NM

NM—Not meaningful

  Performance Products

        For the three months ended June 30, 2005, Performance Products revenues increased by $71.4 million, or 25%, as compared to the same period in 2004, primarily as a result of higher average selling prices for all major product lines, offset somewhat by lower sales volumes of certain products. Overall, average selling prices increased by 31% in response to higher raw material and energy costs and improved market conditions. Sales volumes decreased by 5%, principally due to lower sales of certain surfactants and continuing weak market conditions for LAB.

        For the three months ended June 30, 2005, Performance Products segment EBITDA increased by $46.7 million, or 343%, to $60.3 million as compared to $13.6 million for the same period in 2004. The increase in segment EBITDA resulted primarily from higher contribution margins as average selling prices increased more than raw material and energy costs. In addition, we recorded restructuring charges of $0.3 million and $20.5 million in the three months ended June 30, 2005 and 2004, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  Polymers

        For the three months ended June 30, 2005, Polymers revenues increased by $84.0 million, or 26%, as compared to the same period in 2004, due mainly to 31% higher average selling prices, offset somewhat by 4% lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to higher raw material and energy costs. Sales volumes decreased principally due to lower demand for certain products and the closure of a phenol production plant in Australia.

        For the three months ended June 30, 2005, Polymers segment EBITDA increased by $32.3 million to $32.5 million from $0.2 million for the same period in 2004. This increase resulted primarily from higher contribution margins, as average selling prices increased more than raw material and energy costs, and also from lower restructuring costs. During the three months ended June 30, 2005 and 2004, our Polymers segment recorded restructuring and plant closing charges of $1.0 million and $5.1 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  Base Chemicals

        For the three months ended June 30, 2005, Base Chemicals revenues increased by $51.9 million, or 12%, as compared to the same period in 2004, due principally to a 26% increase in average selling prices, partially offset by an 11% decrease in sales volumes. Average selling prices increased primarily in response to higher raw material and energy costs. Segment sales volume decreases were driven by lower internal consumption due to planned maintenance outages at certain of our downstream derivative business units.

        For the three months ended June 30, 2005, Base Chemicals segment EBITDA decreased by $2.4 million, or 10%, as compared to the same period in 2004, resulting primarily from lower contribution margins as raw material costs and turnaround and maintenance costs increased more than average selling prices. During the three months ended June 30, 2005, the Base Chemicals segment recorded restructuring and plant closing credits of $0.4 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  Corporate and Other

        Corporate and other items include unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the three months ended June 30, 2005, EBITDA from corporate and other items improved by $102.4 million to income of $13.2 million from a loss of $89.2 million for the same period in 2004. The increase in EBITDA from corporate and other items was primarily as a result of a change in equity in earnings of unconsolidated affiliates of $105.8 million, partially offset by higher audit, consulting and personnel costs associated with financial reporting and increased long-term compensation costs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

        For the six months ended June 30, 2005 we had net income of $129.0 million on revenues of $2,373.2 million compared to a net loss of $184.8 million on revenues of $1,908.7 million for the six months ended June 30, 2004. The increase of $313.8 million in net income was the result of the following items:

  •
  Revenues for the six months ended June 30, 2005 increased by $464.5 million, or 24%, as compared to the same period in 2004. The increase was largely attributable to higher average selling prices for products in all of our operating segments. For details regarding changes in selling prices and sales volumes, see the operating segment discussion below.

  •
  Gross profit for the six months ended June 30, 2005 increased by $154.1 million, or 127%, as compared to the same period in 2004, due principally to higher contribution margins in the six months ended June 30, 2005 as average selling prices increased more than raw material and energy costs.

  •
  Operating expenses for the six months ended June 30, 2005 increased by $14.7 million, or 19%, as compared to the same period in 2004, primarily as a result of higher audit, consulting and personnel costs associated with financial reporting. Higher long-term compensation costs and higher foreign currency translation losses also contributed to the increased costs.

  •
  During the six months ended June 30, 2005 and 2004, we recorded restructuring and plant closing costs of $4.3 million and $25.6 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  •
  Interest expense, net for the six months ended June 30, 2005 decreased by $10.5 million, or 12%, as compared to the same period in 2004, primarily resulting from lower average debt balances during the 2005 period. Debt balances were lower in the 2005 period largely as a result of the repayment of debt obligations from a portion of the proceeds from the Huntsman Corporation initial public offering.

  •
  Income tax expense increased by $0.8 million to zero expense for the six months ended June 30, 2005 as compared to a benefit of $0.8 million for the same period in 2004. Valuation allowances have been established against our entire U.S. and certain of our non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether a change in circumstances has occurred to provide enough positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

  •
  Equity in income from investments in unconsolidated affiliates for the six months ended June 30, 2005 increased by $179.8 million to $69.9 million from a loss of $109.9 million during the same period in 2004, primarily as a result of higher earnings from our investment in HIH.

  •
  Other expense for the six months ended June 30, 2005 increased by $36.4 million to $40.1 million from $3.7 million during the same period in 2004, primarily as a result of a $34.4 million increase in loss on early extinguishment of debt in the six months ended June 30, 2005.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

	Six months ended June 30,
			Percent Change
	2005	2004
Revenues:
Performance Products	$694.4	$586.3	18%
Polymers	821.8	638.7	29%
Base Chemicals	1,023.0	815.6	25%
Eliminations	(166.0)	(131.9)	26%

Total	$2,373.2	$1,908.7	24%

Segment EBITDA
Performance Products	$127.0	$47.1	170%
Polymers	77.4	19.1	305%
Base Chemicals	80.3	45.2	78%
Corporate and other	(14.3)	(141.5)	(90)%

Total	$270.4	$(30.1)	NM

NM—Not meaningful

  Performance Products

        For the six months ended June 30, 2005, Performance Products revenues increased by $108.1 million, or 18%, as compared to the same period in 2004, primarily as a result of higher average selling prices for all major product lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 25% in response to higher raw material and energy costs and improved market conditions. Sales volumes declined by 6%, principally due to lower sales of certain surfactants and continuing weak market conditions for LAB.

        For the six months ended June 30, 2005, Performance Products segment EBITDA increased by $79.9 million, or 170%, as compared to the same period in 2004. Increased segment EBITDA resulted primarily from higher contribution margins as average selling prices increased more than raw material and energy costs. In addition, we recorded restructuring charges of $1.3 million and $20.5 million in the six months ended June 30, 2005 and 2004, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  Polymers

        For the six months ended June 30, 2005, Polymers revenues increased by $183.1 million, or 29%, as compared to the same period in 2004, due mainly to 36% higher average selling prices, offset somewhat by 5% lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and higher raw material and energy costs. Sales volumes decreased principally due to lower demand for certain products and the closure of a phenol production plant in Australia.

        For the six months ended June 30, 2005, Polymers segment EBITDA increased by $58.3 million, or 305% as compared to the same period in 2004. Increased segment EBITDA resulted primarily from higher contribution margins as average selling prices increased more than raw material and energy costs. During the six months ended June 30, 2005 and 2004, our Polymers segment recorded restructuring and plant closing charges of $2.9 million and $5.1 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  Base Chemicals

        For the six months ended June 30, 2005, Base Chemicals revenues increased by $207.4 million, or 25%, as compared to the same period in 2004, due principally to a 33% increase in average selling prices and a 6% decrease in sales volumes. Average selling prices increased primarily in response to higher raw material and energy costs. Segment sales volume decreases were driven by lower internal consumption due to planned maintenance outages at certain of our downstream business units.

        For the six months ended June 30, 2005, Base Chemicals segment EBITDA increased by $35.1 million, or 78%, as compared to the same period in 2004, resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

  Corporate and Other

        Corporate and other items include unallocated corporate overhead, unallocated foreign exchange gains and losses and other non-operating income and expense. For the six months ended June 30, 2005, EBITDA from corporate and other items improved by $127.2 million to a loss of $14.3 million from a loss of $141.5 million for the same period in 2004. Increased EBITDA from corporate and other items improved primarily as a result of a change in equity in earnings of unconsolidated affiliates of $179.8 million, partially offset by a $34.4 million increase in loss on early extinguishment of debt.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the six months ended June 30, 2005 was $158.8 million as compared to net cash used in operating activities of $0.6 million for the six months ended June 30, 2004. This increase is primarily attributable to an increase in net income of $313.8 million and a decrease in net operating assets and liabilities of $11.4 million. In addition, we had a favorable variance of $34.4 million in loss on early extinguishment of debt, partially offset by an unfavorable variance of $179.8 million in equity in losses of investments in unconsolidated affiliates and an unfavorable variance in non-cash restructuring and plant closing costs of $21.5 million.

        Capital expenditures for the six months ended June 30, 2005 were $34.5 million as compared to $29.5 million for the same period in 2004.

        Net cash used in financing activities for the six months ended June 30, 2005 was $118.2 million as compared to cash provided by financing activities of $32.0 million for the six months ended June 30, 2004. This variance is primarily related to net repayments of $53.0 million on the revolving loan facilities resulting from positive cash flow from operations during the 2005 period as compared to $74.3 million of borrowings required in the comparable period in 2004 due to negative cash flow from operations in the 2004 period. Furthermore, during the second quarter of 2005, we voluntarily prepaid $50 million on our senior secured term loan. In addition, as a result of Huntsman Corporation's initial public offering, we received $333.2 million in capital contributions that were used to repay indebtedness. During the 2004 period, we issued $400 million in senior unsecured notes, the net proceeds of which were used to repay indebtedness.

Changes in Financial Condition

        The following information summarizes our net working capital position as of June 30, 2005 and December 31, 2004 (dollars in millions):

	June 30, 2005	December 31, 2004	Difference	Percent Change
Current assets:
Cash, cash equivalents, and restricted cash	$27.7	$20.6	$7.1	34%
Accounts and notes receivables, net	573.3	604.7	(31.4)	(5)%
Inventories	356.2	338.8	17.4	5%
Prepaid expenses	1.8	21.9	(20.1)	(92)%
Deferred income taxes	0.5	0.7	(0.2)	(29)%
Other current assets	1.9	1.6	0.3	19%

Total current assets	961.4	988.3	(26.9)	(3)%

Current liabilities:
Accounts payable	335.1	340.0	(4.9)	(1)%
Accrued liabilities	199.5	233.7	(34.2)	(15)%
Deferred income taxes	8.3	8.2	0.1	1%
Current portion of long-term debt	4.6	25.3	(20.7)	(82)%

Total current liabilities	547.5	607.2	(59.7)	(10)%

Working capital	$413.9	$381.1	$32.8	9%

        At June 30, 2005 our net working capital position was $413.9 million as compared to $381.1 million at December 31, 2004, resulting in an increase of $32.8 million. The changes in working capital can be explained as follows:

  •
  The increase in cash, cash equivalents and restricted cash is primarily the result of matters identified in the Condensed Consolidating Statement of Cash Flows.

  •
  The increase in inventories of $17.4 million is due primarily to higher raw materials and energy costs.

  •
  The decrease in prepaid expenses of $20.1 million is principally due to reduction in prepaid insurance.

  •
  Accrued liabilities decreased by $34.2 million, principally due to a decrease in accrued interest and a decrease in property tax accruals.

  •
  The decrease of $20.7 million in current portion of long-term debt is primarily due to payments made on our insurance premium finance loans, in addition to the elimination of approximately $7 million in scheduled maturities under our HLLC Credit Facilities as a result of our $50 million voluntary prepayment made during the second quarter.

Debt and Liquidity

  HLLC Credit Facilities

        On October 14, 2004, we completed a $1,065 million refinancing of our senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). On June 27, 2005, we made a $50 million voluntary prepayment under the term facility portion of the HLLC Credit Facilities. Following this prepayment, the HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $665 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under our prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of $6.7 million, with the remaining balance due at maturity commencing December 31, 2006.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of our current and intangible assets and those of our domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of our property, plant and equipment and that of our restricted domestic subsidiaries and our indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of our property, plant and equipment and that of our restricted domestic subsidiaries and our indirect equity interest in HIH; and by a second priority lien on substantially all of our current and intangible assets and those of our restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by our domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is our restricted subsidiary and they are not HLLC Guarantors.

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

        As of June 30, 2005, the weighted average interest rates on our senior credit facilities was 6.3%, excluding the impact of interest rate hedges. As of June 30, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of Huntsman Corporation's initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by us, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%. The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that we are in compliance with the covenants of the HLLC Credit Facilities.

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

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the original aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC

Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that we are in compliance with the covenants of the HLLC Senior Secured Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "—Recent Developments—Proposed Merger Into Huntsman International LLC and Proposed New Credit Facility."

  HLLC Senior Notes

        On June 22, 2004, we sold $300 million of our senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of our senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2005 was approximately 10.4%. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from the offering of the HLLC Senior Notes were used to repay $362.9 million on our prior term loan B facility and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are our unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of Huntsman Corporation's initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires us to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that we are in compliance with the covenants of the HLLC Senior Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "—Recent Developments—Proposed Merger Into Huntsman International LLC and Proposed New Credit Facility."

  HLLC Notes

        As of June 30, 2005, the HLLC Notes had an outstanding principal balance of $59.3 million. The HLLC Notes are our unsecured subordinated obligations and are junior in right of payment to all of our existing and future secured or unsecured senior indebtedness and effectively junior to any of our secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at our option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was approximately 6.0% as of June 30, 2005. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On August 2, 2005, we issued a notice of redemption for all of the outstanding HLLC Notes in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly, at the time of the merger of the Company with and into HI, we will deliver funds to the trustee sufficient to redeem the HLCC Notes, in full, on September 1, 2005.

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2005 and December 31, 2004, the unamortized discount on the note was $4.6 million and $5.4 million, respectively. We have given notice that we intend to redeem these notes, in full, at completion of the proposed merger of the Company with and into HI.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), our indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of June 30, 2005, borrowings under the HCA Facilities totaled A$62.4 million ($47.2 million), which include A$41.0 million ($31.1 million) on the term loan facility and A$21.4 million ($16.1 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of June 30, 2005, borrowings under the HCCA Facility totaled A$24.9 million ($19.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to us. As of June 30, 2005, the interest rate on the HCA Facilities and the HCCA Facility was approximately 8.6%. On June 24, 2004, we used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility.

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

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon the HLLC Revolving Facility to provide liquidity for our operations and working capital needs. As of June 30, 2005, we had $63.0 million of outstanding borrowings and approximately $16.8 million of outstanding letters of credit under our $350 million HLLC Revolving Facility. We had $27.7 million of cash on our balance sheet as of June 30, 2005. As of June 30, 2005, we had cash and unused borrowing capacity of approximately $298 million. During the six months ended June 30, 2005, we repaid $62.1 million on the HLLC Revolving Facility and $50.0 million on the HLLC Term Facility from operating cash flows.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. We believe that we are in compliance with the covenants contained in our credit agreements and the indentures governing our notes.

Off-Balance Sheet Arrangements

        We issue certain letters of credit and guarantees of certain short-term debt facilities and other obligations for some of our consolidated subsidiaries. The maximum exposure under these letters of credit and guarantees is $16.8 million as of June 30, 2005. We do not expect any material amounts to be drawn on these instruments.

        Other than certain operating leases that are material, which have been entered into in the normal course of business, we do not have any off-balance sheet financing arrangements such as synthetic leases or securitization agreements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that may arise if we had engaged in such financing arrangements.

Restructuring

        As of June 30, 2005, accrued restructuring and plant closing costs by type of cost and activity consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$11.0	$2.5	$—	$—	$13.5
2005 charges for 2004 activities	0.3	0.1	—	4.4	4.8
Reversal of reserves no longer required	—	—	—	(0.5)	(0.5)
2005 payments for 2004 activities	(3.9)	(0.1)	(0.5)	(3.3)	(7.8)
Foreign currency effect on reserve balance	(0.1)	—	—	—	(0.1)

Accrued liabilities as of June 30, 2005	$7.3	$2.5	$(0.5)	$0.6	$9.9

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by activities were as follows:

	June 30, 2005	December 31, 2004
Accrued liabilities by activities were as follows:
2001 activities	$2.8	$2.8
2004 activities	6.5	10.0
Foreign currency effect on reserve balance	0.6	0.7

Total	$9.9	$13.5

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Performance Products	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$7.7	$5.8	$—	$13.5
2005 charges for 2004 activities	1.4	2.9	0.5	4.8
Reversal of reserves no longer required	(0.1)	—	(0.4)	(0.5)
2005 payments for 2004 activities	(3.4)	(4.4)	—	(7.8)
Foreign currency effect on reserve balance	(0.1)	—	—	(0.1)

Accrued liabilities as of June 30, 2005	$5.5	$4.3	$0.1	$9.9
Current portion of restructuring reserve	$5.2	$1.9	$0.1	$7.2
Long-term portion of restructuring reserve	0.3	2.4	—	2.7
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$5.6	$—	$—	$5.6
Estimated additional charges beyond one year	$—	$—	$—	$—

        As of June 30, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $9.9 million and $13.5 million, respectively. During the six months ended June 30, 2005 we recorded net charges of $4.3 million (all of which is payable in cash) for workforce reductions, non-cancelable lease costs, and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first six months of 2005, we made cash payments against these reserves of $7.8 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $7.7 million related to various restructuring programs, mainly in connection with the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the six months ended June 30, 2005, our Performance Products segment recorded net restructuring charges of $1.3 million related to 2004 activities and made cash payments of $3.4 million. These restructuring activities are expected to result in additional charges of approximately $6 million through 2006.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of a phenol manufacturing unit in Australia and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the six months ended June 30, 2005, our Polymers segment recorded restructuring charges of $2.9 million related to these activities, all of which are payable in cash, and made cash payments of $4.4 million. These restructuring activities are not expected to result in any material additional restructuring charges. During the six months ended June 30, 2005, our Polymers segment made workforce reductions of 7 positions.

        During the six months ended June 30, 2005, our Base Chemicals segment recorded restructuring charges of $0.5 million and reversed $0.4 million of accruals related to the relocation of our corporate offices to The Woodlands, Texas and the consolidation of our U.S. purchasing functions which were no longer required.

Capital Expenditures

        Capital expenditures for the six months ended June 30, 2005 were $34.5 million compared with $29.5 million in the comparable period of 2004. During 2005, we expect to spend approximately $100 million on capital expenditures.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $6.1 million and $15.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of June 30, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. In the second quarter of 2005, TCEQ proposed a penalty of $0.1 million related to alleged upset emissions at our Port Neches facilities in late 2004 and early 2005. Additionally, based on allegations of separate upset-related violations at our Port Neches facilities occurring from mid-2004 to early 2005, the TCEQ has proposed a separate penalty of $0.1 million. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the resolution of these matters will have a material adverse impact on our results of operations, financial position or liquidity.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $0.1 million. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See Note 15 Commitments and Contingencies—Legal Matters for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. By letter dated May 27, 2005, the Forest Service put us (as well as NuWest and Wells Cargo, Inc.) on notice that it is demanding payment of its incurred costs in the amount of $0.1 million. The letter also indicated that the Forest Service wishes to initiate negotiations on a response action at the site with the objective of putting a Consent Decree in place obligating NuWest, Wells Cargo and us to conduct and fund that action. We are currently investigating the factual issues concerning anticipated allocation and response action issues. We have initiated contact with the Forest Service and the other potentially responsible persons ("PRPs") to determine whether to pursue negotiations. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

        At another of these sites, the Seaboard Chemical Corporation facility in Jamestown, North Carolina, a removal action under CERCLA was first initiated in 1992. In December 1995, we, along with hundreds of other PRPs, entered into an administrative order on consent with the state requiring the PRP group to conduct a remedial investigation/feasibility study ("RI/FS"). The initial RI/FS was submitted to the State in mid-1999. Based on the investigative work, the PRP group proposed a remediation plan for the site in early 2005. That plan has now been accepted by the State and a draft consent order for implementation is being negotiated. Additionally, the PRPs developed allocation numbers based on relative waste contribution, with our share set at 2.84%. Based on the total estimated cost of remediation, we have established an accrual of $0.3 million.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $12.2 million and $13.9 million for environmental liabilities as of June 30, 2005 and December 31, 2004, respectively. Of these amounts, approximately $2.0 million are classified as accrued liabilities on our consolidated balance sheets as of each of June 30, 2005 and December 31, 2004, and approximately $10.2 million and $11.9 million are classified as other noncurrent liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

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

  MTBE Developments

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. The presence of MTBE in some groundwater supplies in California and other U.S. states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        In August 2005, the Energy Policy Act of 2005 was signed into law. The new law will likely have an adverse impact on our MTBE business in the U.S., although a full evaluation of the law's provisions is underway and the extent of potential impacts, if any, is unclear. The new legislation mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments, and the combination of these two provisions could substantially reduce the market for MTBE in the U.S. However, unlike previously proposed federal legislation, the new law does not purport to ban the use of MTBE as a motor vehicle fuel additive. Thus, we do not believe it will prevent us from either manufacturing MTBE in our plants or offering MTBE for sale in the U.S. A significant reduction in demand for our MTBE could result in a material loss in revenues or material costs or expenditures. As an alternative to selling our MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or Latin America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In September 2002, the EU issued a final risk assessment report on MTBE. No ban of MTBE was recommended for Europe, although several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. We have not been named as a defendant in any litigation concerning the environmental effects of MTBE. However, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R), to clarify certain complexities. We adopted this financial interpretation on January 1, 2005, as required. The impact of FIN 46R was not significant.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common and preferred stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $2.1 and

$2.7 million during the three months ended June 30, 2005 and during the six months ended June 30, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

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

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

Critical Accounting Policies

        There have been no changes in the six months ended June 30, 2005 with respect to our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

Interest Rates

        As of June 30, 2005, we had entered into approximately $183.7 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately six to twenty-four months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from 3.8% to 6.6% of the notional amount in exchange for LIBOR-based floating amounts. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        As of June 30, 2005, the estimated fair value of our consolidated debt was approximately $1.7 billion and the weighted average interest rate of our combined borrowings was approximately 8.5%. As of June 30, 2005, we had combined outstanding variable rate borrowings of approximately $0.9 billion. The weighted average interest rate of these borrowings was approximately 6.9%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $9 million. This increase would be reduced by approximately $1.8 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the

Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Huntsman Corporation and its subsidiaries, including our Company, have engaged Ernst & Young LLP to assist management in its evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	2,104
Claims resolved during period	2,988
Claims unresolved at end of period	0

All claims filed as of June 30, 2005 have been resolved through dismissal and/or settlement.

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

Six months ended June 30, 2005
Tendered during the period	84
Resolved during the period	21
Unresolved at end of the period	461

        We have never made any payments with respect to these cases. As of June 30, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Six months ended June 30, 2005
Filed during period	38
Resolved during period	1
Unresolved at end of period	66

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the six months ended June 30, 2005.

        As of June 30, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Part I Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) Note 16—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 6. EXHIBITS

4.1	Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% HLLC Senior Notes due 2012 and HLLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.2
Supplemental Indenture, dated of July 13, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
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

Dated: August 10, 2005	HUNTSMAN LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
4.1	Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% HLLC Senior Notes due 2012 and HLLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.2
Supplemental Indenture, dated of July 13, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
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